Form 10QSB
period 1996-03-31
WASHINGTON BANCORP
filed 1996-05-15
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _________________________

Commission file number 33-98778
                       --------

                               Washington Bancorp
- --------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                      Iowa                                       42-1446740
- --------------------------------------------------           -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
              or organization)                               Identification No.)

                  102 East Main Street, Washington, Iowa 52353
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area codes: (319) 653-7256
- --------------------------------------------------------------------------------


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] The issuer has been subject to such filing requirements since March 11, 1996.


State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value      657,519  shares outstanding as to May 10, 1996
                                  -------

Transitional Small Business Disclosure Format (check one);   Yes [ ]  No [X]

                                      INDEX
                                                                         Page
                                                                       --------

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements (Unaudited)

                  Consolidated Balance Sheets at March 31, 1996 and
                  June 30, 1995

                  Consolidated Statements of Income for the three months and nine months ended March 31, 1996 and 1995

                  Consolidated Statements of Cash Flows for the nine months ended March 31, 1996 and 1995

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis and Results of
                  Operations

Part II. Other Information

         Items 1 through 6

         Signatures

                            WASHINGTON BANCORP
                        CONSOLIDATED BALANCE SHEETS
                                (UNAUDITED)


                                                       March 31,       June 30,
                                                         1996           1995
                                                      -----------   -----------
ASSETS
Cash and cash equivalents:
   Interest-bearing ...............................   $13,182,575   $ 1,289,842
   Noninterest-bearing ............................       248,400       368,201
                                                      -----------   -----------
                                                       13,430,975     1,658,043
Investment securities:
   Held to maturity ...............................             0     3,077,341
   Available for sale .............................     6,650,423     8,439,858
Loans receivable, net .............................    41,454,944    40,434,734
Accrued interest receivable .......................       431,592       421,262
Federal Home Loan Bank stock ......................       369,100       361,900
Premises and equipment, net .......................       535,407       572,677
Other assets ......................................       118,512       134,500
                                                      -----------   -----------
            Total assets ..........................   $62,990,953   $55,100,315
                                                      ===========   ===========

LIABILITIES

Deposits ..........................................   $49,019,178   $42,949,799
Borrowed funds ....................................     3,029,291     7,230,215
Advance payments from borrowers for taxes
   and insurance ..................................       104,339       199,834
Accrued expenses and other liabilities ............       457,759       320,311
                                                      -----------   -----------
                                                       52,610,567    50,700,159
                                                      -----------   -----------

STOCKHOLDERS' EQUITY
Common stock
   Common stock ...................................         6,575             0
   Additional paid-in capital .....................     6,172,138             0
Retained earnings .................................     4,795,516     4,500,027
Unrealized loss of securities available for sale ..       (67,823)      (99,871)
Deferred compensation related to ESOP debt
   guarantee .....................................      (526,020)            0
                                                      -----------   -----------
            Total stockholders' equity ............    10,380,386     4,400,156
                                                      -----------   -----------

            Total liabilities and stockholders'
               equity                                 $62,990,953   $55,100,315
                                                      ===========   ===========

                               WASHINGTON BANCORP
                      CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                                 Three Months                   Nine Months
                                                                Ended March 31,                Ended March 31,
                                                          --------------------------      --------------------------
                                                             1996            1995           1996           1995
                                                          ----------------------------------------------------------
Interest income:
   First mortgage loans ............................      $  743,806      $  684,499      $2,213,943      $2,050,582
   Consumer and other loans ........................         117,619         106,943         338,818         315,459
   Investment securities:
     Taxable .......................................         164,339         166,647         514,086         517,595
     Non-taxable ...................................           6,055          18,004          40,868          52,157
                                                          ----------------------------------------------------------
            Total interest income ..................       1,031,819         976,093       3,107,715       2,935,793
                                                          ----------------------------------------------------------

Interest expense:
   Deposits ........................................         560,651         504,420       1,693,464       1,406,954
   Borrowed funds ..................................          41,487          61,532         211,482         170,965
                                                          ----------------------------------------------------------
            Total interest expense .................         602,138         565,952       1,904,946       1,577,919
                                                          ----------------------------------------------------------
            Net interest income ....................         429,681         410,141       1,202,769       1,357,874

Provision for loan loss ............................           3,000               0          12,000               0
                                                          ----------------------------------------------------------
            Net income after provision
                for loan loss ......................         426,681         410,141       1,190,769       1,357,874
                                                          ----------------------------------------------------------

Noninterest income:
   Security gains ..................................          13,627               0          32,534               0
   Loan originations and commitments ...............           5,326             931           7,441           3,047
   Bank service charges ............................          27,465          26,866          58,242          88,896
   Other ...........................................          11,028          10,519          40,317          41,313
                                                          ----------------------------------------------------------
            Total noninterest income ...............          57,446          38,316         138,534         133,256
                                                          ----------------------------------------------------------

Noninterest expense:
   Compensation and benefits .......................         139,244         148,019         418,565         451,069
   Occupancy and equipment .........................          33,000          29,594         111,672         111,013
   SAIF deposit insurance ..........................          29,079          27,629          86,266          86,664
   Data processing .................................          22,593          17,164          64,922          52,657
   Other ...........................................          80,583          69,719         194,250         241,212
                                                          ----------------------------------------------------------
            Total noninterest expense ..............         304,499         292,125         875,675         942,615
                                                          ----------------------------------------------------------
            Income before income taxes .............         179,628         156,332         453,628         548,515

Income tax expense .................................          65,936          51,630         158,139         199,634
                                                          ----------------------------------------------------------
            Net income .............................      $  113,692      $  104,702      $  295,489      $  348,881
                                                          ==========================================================
Average shares outstanding .........................         657,519             n/a         657,519             n/a

Earnings per share .................................      $    0.17              n/a       $    0.45             n/a


                            WASHINGTON BANCORP
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)

                                                                         Nine Months
                                                                        Ended March 31,
                                                                  ---------------------------
                                                                     1996            1995
                                                                  -----------    ------------
Cash Flows from Operating Activities
   Net income .................................................   $   295,489    $    348,881
   Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation ...........................................        60,845         47,681
       Provision for loan losses ..............................        12,000              0
       Net amortization of premiums and discounts on
          debt securities .....................................        61,801         76,899
       (Gain) loss on sale of securities available for sale ...       (32,534)             0
       (Gain) loss on sale of foreclosed real estate ..........       (10,328)             0
       Deferred taxes .........................................        16,347         12,521
   Change in assets and liabilities:
       Federal Home Loan Bank stock dividend ..................        (7,200)             0
       (Increase) decrease in accrued interest receivable .....       (10,330)        37,325
       Decrease in other assets ...............................         6,549         90,610
       Increase in income taxes payable .......................         9,439         32,321
       Increase in accrued expenses and
          other liabilities ...................................       101,872         36,743
                                                                  -----------    -----------
            Net cash provided by operating activities .........       514,278        672,653
                                                                  -----------    -----------
Cash Flows from Investing Activities
   Held to maturity securities:
       Principal collected on mortgage-backed securities ......       166,988        259,817
   Available for sale securities:
       Proceeds from sales and calls ..........................     3,518,244        150,000
       Proceeds from maturities ...............................     2,050,000      1,650,000
       Purchases of investment securities .....................      (890,000)      (600,000)
       Principal collected on mortgage-backed securities ......        43,554              0
   Purchase of Federal Home Loan Bank stock ...................             0        (39,600)
   Net (increase) in loans receivable .........................    (1,032,210)    (1,718,790)
   Purchase of premises and equipment .........................       (23,575)       (81,564)
                                                                  -----------    -----------
            Net cash provided by (used in) investing activities     3,833,001       (380,137)
                                                                  -----------    -----------
Cash Flows from Financing Activities:
   Net increase in deposits ...................................     6,069,379      1,063,423
   Proceeds from Federal Home Loan Bank advances ..............    14,320,000     36,615,000
   Principal payments on Federal Home Loan Bank advances ......   (18,520,924)   (37,380,760)
   Net (decrease) in advances from borrowers ..................       (95,495)       (91,209)
   Net proceeds from issuance of common stock .................     5,652,693              0
                                                                  -----------    -----------
            Net cash provided by financing activities .........     7,425,653        206,454
                                                                  -----------    -----------
            Net increase in cash and cash equivalents .........   $11,772,932    $   498,970

Cash and cash equivalents:
   Beginning ..................................................     1,658,043        734,864
                                                                  -----------    -----------
   Ending .....................................................   $13,430,975    $ 1,233,834
                                                                  -----------    -----------
Supplemental Disclosures of Cash Flow Information
   Cash payments for:
       Interest paid to depositors ............................   $ 1,650,441    $ 1,370,246
       Interest paid on other obligations .....................       211,482        170,965
       Income taxes, net of refunds ...........................       134,446        162,988

Supplemental Schedule of Noncash Investing and Financing
   Activities:
       Transfers from loans to foreclosed real estate .........             0         33,152
       Contract sales of foreclosed real estate ...............             0         60,233

Transfer of held-to-maturity securities to available-for-sale .     2,907,058      9,919,066

                       WASHINGTON BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflects all adjustments, consisting of normal recurring accruals, which are necessary for a fair presentation. The results of operations for the interim periods are not necessarily indicative of the results which may be expected for an entire year.

Principles of Consolidation

The consolidated financial statements include the accounts of Washington Bancorp (the Company), Washington Federal Savings Bank (the Bank) and its wholly owned subsidiary Washington Federal Services, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock Conversion

On March 11, 1996, Washington Bancorp. sold 657,519 shares of common stock at $10 per share and simultaneously purchased all the outstanding common shares of Washington Federal Savings Bank for $3,089,356 in a transaction accounted for as a purchase pooling of interests.

Regulatory Capital Requirements

Pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1996, the capital requirements of the Bank under FIRREA and its actual capital ratios. As of March 31, 1996, the Bank substantially exceeded all current regulatory capital standards.

                                                              At March 1996
                                                          ----------------------
                                                            Amount      Percent
                                                          ----------------------
                                                          (Dollars in Thousands)
                                                                (unaudited)
Tangible Capital:
   Capital level ..................................         $7,881         12.8%
   Requirement ....................................            923          1.5
                                                            --------------------
   Excess .........................................         $6,958         11.3%
                                                            ====================

Core Capital:
   Capital level ..................................         $7,881         12.8%
   Requirements ...................................          1,847          3.0
                                                            --------------------
   Excess .........................................         $6,034          9.8%
                                                            ====================

Fully Phased-In Risk-Based Capital:
   Capital level ..................................         $8,019         20.4%
   Requirement ....................................          3,146          8.0
                                                            --------------------
   Excess .........................................         $4,873         12.4%
                                                            ====================

Earnings Per Share

Earnings per share is calculated using the weighted average number of shares of common stock outstanding for the three and nine months ended March 31, 1996. Earnings per share information for the three- and nine-month periods ended March 31, 1995 is not presented because the Company's stock was issued on March 11, 1996 and, therefore, was not outstanding for the entire period presented.

                         PART I - FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis and Results of Operations

General

Washington Bancorp ("Corporation") was organized by Washington Federal Savings Bank ("Bank") for the purpose of acquiring all of the capital stock of the Bank to be issued in connection with the Bank's conversion from mutual to stock form, which was consummated on March 11, 1995, (the "Conversion"). The Company was incorporated under Iowa law. The Company is a savings and loan holding company and is subject to regulation of the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Headquartered in Washington, Iowa, the Company conducts business from its main office located at 102 East Main Street and maintains a drive-thru located at 220 East Washington. The Bank's deposits are insured up to the applicable limits under the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is also a member of the Federal Home Loan Bank of Des Moines, Iowa ("FHLB").

The Bank is primarily engaged in the business of attracting funds in the form of deposits, and investing such funds in loans secured by real estate, primarily one- to four-family residential mortgage loans. The Bank also invests excess funds in U. S. Treasury and agency securities, high quality corporate obligations and certificates of deposits. To a lessor extent, the Bank does invest in local loans on multi-family, commercial real estate and construction loans, commercial loans, as well as consumer loans. Management believes that its investment in other investment securities enable the Bank to maintain adequate liquidity levels, maintain a balance of high quality, diversified investments, provide collateral for short- and long-term borrowings at profitable levels, in addition to allowing sources of assets to pledge for public deposits. This philosophy provides low administrative costs, lessens the burden of credit risk and allows for proper management of interest rate risk.

Financial Condition

Total Assets. Total consolidated assets have increased from $55.1 million at June 30, 1995 to $63.0 million at March 31, 1996. This net increase was primarily due to the conversion from a mutual to a stock corporation.

Loans Receivable. Loans receivable, net increased from $40.4 million at June 30, 1995 to $41.5 million at March 31, 1996. The increase is primarily due to Washington Federal Savings Bank's continued emphasis of serving the mortgage needs of our customers. Also, the average mortgage loan balance increased from $27,455 at June 30, 1995 to $29,566 at March 31, 1996.

Investment Securities. Held-to-maturity securities decreased from $3.1 million at June 30, 1995 to none at March 31, 1996. Available-for-sale securities decreased from $8.4 million at June 30, 1995 to $6.7 million at March 31, 1996. The decrease in held-to-maturity investments is primarily due to the one-time allowance to reclassify securities from held-to-maturity to available-for-sale. Therefore, in December 1995, the Bank reclassified all the investment securities to available-for-sale. The decrease in available-for-sale securities is primarily due to the maturity of $2.1 million and the sale of $3.5 million.

The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to change in interest rates and the fair value of these securities was less at March 31, 1996 than their carrying value due to an increase in interest rates since the purchase date of the securities. Therefore, the total balance of available-for-sale securities is offset by the gross effect of the unrealized loss.

Deposits. Deposits increased $6.1 million to $49.0 million at March 31, 1996 from $42.9 million at June 30, 1995. Interest credited to customer accounts during the period from June 30, 1995 to March 31, 1996 totaled $1,239,000, while deposits exceeded withdrawals by $4,830,000. Management believes that the net increase in deposits is mainly due to the conversion from a mutual to a stock corporation. Also, a governmental agency was responsible for a large temporary deposit at the end of March due to seasonal fluctuations in their cash position. Transactions and Savings Deposits rose as a percentage of total deposits from $12.6 million or 29.3% at June 30, 1995 to $18.6 million or 38% at March 31, 1996. As a result of the Transactions and Savings Deposits increase, the Certificates of Deposit dropped as a percentage of total deposits from $30.3 million or 70.5% at June 30, 1995 to $30.4 million or 62% at March 31, 1996 although total dollars in Certificates of Deposit rose.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased $4.2 million from $7.2 million at June 30, 1995 to $3 million at March 31, 1996. The decrease is primarily due to the decreased need to borrow to fund loan activity because of the reduction in investment security holdings and the increase in equity due to the conversion from a mutual to a stock corporation. The remaining FHLB advances are long-term low-interest advances that are paying off through monthly amortization.

Total Equity. Total equity increased from $4.4 million at June 30, 1995 to $10.4 million at March 31, 1996. This increase is primarily the result of the issuance of 657,519 shares of common stock at the price of $10.00 per share, less $396,500 in closing cost.

RESULTS OF OPERATIONS - Nine Months Ended March 31, 1996

Performance Summary. Net income for the nine months ended March 31, 1996 decreased by $53,392 or 15.3% to $295,489 from $348,881 for the nine months ended March 31, 1995. The decrease for the nine months ended March 31, 1996 was primarily due to an increase in interest expense of $327,027 and an increase in provisions for loan loss of $12,000. This increased expense was partially offset by an increase in interest income of $171, 922, a decrease in non-interest expense of $66,940, and a decrease in income tax expense of $41,495. For the nine months ended March 31, 1996 and 1995, the returns on average assets were
 .71% and 87%, respectively, while returns on average equity were 7.69% and 10.81%, respectively.

Net Interest Income. Net interest income for the nine months ended March 31, 1996 decreased $155,105 as compared to the nine months ended March 31, 1995. This reflects an increase of $171,922 in interest income to $3,107,715 from $2,935,793 and an increase of $327,027 in interest expense from to $1,904,946 from $1,577,919. The net decrease was primarily due to the cost of the Bank's interest-bearing liabilities increasing more rapidly than the yield on the interest-earning assets. In addition, the Bank borrowed from the FHLB to meet the loan demand.

For the nine months ended March 31, 1996 the average yield on interest-earning assets was 7.65% compared to 7.54% for the nine months ended March 31, 1995. The average cost of interest-bearing liabilities was 5.09% for the nine months ended March 31, 1996 an increase from 4.33% for the nine months ended March 31, 1995.

Due to the higher funding costs and the higher yield on interest-earning assets and average interest rate spread was 2.56% for the nine months ended March 31, 1996 and 3.21% for the nine months ended March 31, 1995. The average net interest margin was 2.89% for the nine months ended March 31, 1995 and 3.39% for the nine months ended March 31, 1996.

Provision for Loan Loss. During the nine months ended March 31, 1996 the provision for loan loss was $12,000 compared to none for the nine months ended March 31, 1995. The Bank's loan portfolio consists primarily of residential mortgage loans and it has experienced little change in the composition of the loan portfolio. The allowance for loan losses of $210,695 or .51% of loans receivable, net at March 31, 1996, compared to $207,000 or .50% of loans receivable, net at June 30, 1995.

Non-Interest Income. For the nine months ended March 31, 1996, non-interest income increased $5,278 compared to the nine months ended March 31, 1995 due primarily to a gain in securities sold offset by a net decrease in bank service charges. Management is committed to realigning the Bank's service charges to be more competitive with other financial service corporations in the same asset size, yet remaining conscious of the needs of the customers.

Non-Interest Expense. For the nine months ended March 31, 1996, non-interest expense has decreased $66,940 compared to the nine months ended March 31, 1995. This decrease is due primarily to a decrease in compensation and benefits.

RESULTS OF OPERATIONS - Three Months Ended March 31, 1996

Performance Summary. On March 11, 1996 Washington Bancorp issued 657,519 shares of stock. Therefore, during this period, the effects of the increase in capital are becoming apparent. Net income for the three months ended March 31, 1996 increased by $8,990 or 8.6% to $113,692 from $104,702 for the three months ended March 31, 1995. The increase for the three months ended March 31, 1996 was primarily due to the continued increase in both interest and non-interest income of $55,726 and $19,130, respectively. Offsetting this were increases in interest expense, non-interest expense, and provision for loan loss by $36,186, $12,374, and $3,000, respectively. For the three months ended March 31, 1996 and March 31, 1995 the returns of average assets were .81% and .78%, respectively, while the returns on average equity were 8.88% and 9.73%, respectively.

Net Interest Income. The net interest income increased $19,540 when comparing the three months ended March 31, 1996 with the three months ended March 31, 1995. This increase is primarily due to the continued increase in loan interest income. Also, because of the conversion from a mutual to a stock company there has been a reduction in the need for FHLB borrowings to fund loan activity, therefore interest expense on FHLB borrowings has decreased.

For the three months ended March 31, 1996 the average yield on interest-earning assets was 7.46% compared to 7.47% for the three months ended March 31, 1995. The average cost of interest-bearing liabilities was 4.84% for the three months ended March 31, 1996 compared to 4.66% for the three months ended March 31, 1995.

Due to the increase in total balance on interest earning assets as a result of the conversion net interest margin was 3.09% for the three months ended March 31, 1995 and 2.91% for the three months ended March 31, 1996, although the average interest rate spread was 2.62% for the three month period ended March 31, 1996, and 2.81% for the three months ended March 31, 1995.

Non-interest Income. For the three months ended March 31, 1996 net non-interest income increased $19,130 as compared to the three months ended March 31, 1995. This is primarily due to a net gain in the sale of available for sale securities and an increase in mortgage loan origination fees.

Non-interest Expense. For the three months ended March 31, 1996 net non-interest expense increased $12,374 as compared to the three months ended March 31, 1995. This reflects the increased cost of being a public company due to the increased need for auditing and legal services. Offsetting this increase was a decrease in compensation and benefits which again is due to attrition and the restructure of the staffing as compared to the three months ended March 31, 1995.

Liquidity and Capital Resources. The Bank's principal sources of funds are deposits, amortization and prepayment of loan principal, borrowings, sale and maturities of investment securities, and operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition, and, most recently, the restructuring of the thrift industry. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay deposit rates that are as high as those of its competitors, and, when necessary, to supplement deposits with longer term and/or less expensive alternative sources of funds.

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable on demand or in one year or less during the proceeding calendar month. Liquid assets for purposes of this ratio include cash, certain time deposits, U.S. Government, government agency and corporate securities and other obligations generally having remaining Maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 1996, the Bank's liquidity ratio was 20.77%. This is largely a result of the increase in cash due to the conversion from a mutual to a public company. As of March 31, 1996, the proceeds from the conversion were placed in short-term competitive yielding investments.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest0-bearing deposits, and (iv) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB and collateral eligible for reverse repurchase agreements.

The Bank  anticipates  that it will  have  sufficient  funds  available  to meet
current  loan  commitments.   At  March  31,  1996,  the  Bank  had  outstanding
commitments to extend credit which amounted to $1,813,000.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings.

             None

Item 2.      Changes in Securities.

             None

Item 3.      Defaults Upon Senior Securities.

             None

Item 4.      Submission of Matters to a Vote of Security Holders.

             None

Item 5.      Other Information.

             None.

Item 6.      Exhibits and Reports on Form 8-K.

             (a) Exhibits (listed by numbers  corresponding to the Exhibit Table of Item 601 on Regulation S-B)

                 11  Computation of Earnings Per Share

                 27  Financial Data Schedule

             (b)  Reports on Form 8-K

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Washington Bancorp
                             ---------------------------------------------------
                                               (Registrant)


Date   May 14, 1996          /s/ Stan Carlson
       -------------------   --------------------------------------------------
                             Stan Carlson, President and Chief Executive Officer



Date   May 14, 1996          /s/ Leisha A. Linge
       -------------------   --------------------------------------------------
                             Leisha A. Linge, Controller and Treasurer