Form 10KSB
period 1996-06-30
WASHINGTON BANCORP
filed 1996-09-30
CIK 1002907

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended June 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ______________ to ____________________

         Commission File Number 0-25076

                               WASHINGTON BANCORP
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

             Iowa                                               42-1446740
- -------------------------------                              -------------------
(State or Other Jurisdiction of                                (IRS Employer
Incorporation or Organization)                               Identification No.)

           102 East Main Street
             Washington, Iowa                                       52353
- ---------------------------------------                            --------
(Address of Principal Executive Offices)                           Zip Code

         Issuer's telephone number, including area code: (319) 653-7256

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                     --------------------------------------
                                (Title of Class)

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer had $4,404,000 in revenues for the fiscal year ended June 30, 1996.

         As of September 1, 1996, there were issued and outstanding 657,519 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of September 1, 1996, was $6.0 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1996. Part III of Form 10-KSB - Portions of the Proxy Statement for the 1996 Annual Meeting of Shareholders.

                                     PART I

Item 1. Description of Business

General

Washington Bancorp ("Washington" or the "Company") is a Iowa corporation which was organized in October 1995 by Washington Federal Savings Bank ("Washington Federal" or the "Bank") for the purpose of becoming a savings and loan holding company. Washington Federal is a federally chartered savings bank headquartered in Washington, Iowa. Originally chartered in 1934, the Bank converted to a federal savings bank in 1994. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

In March 1996, the Bank converted to the stock form of organization through the sale and issuance of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Bank, its wholly owned subsidiary. The Company presently has no separate operation and its business consists of the business of the Bank. All references to the Company, unless otherwise indicated, at or before March 11, 1996 refer to the Bank.

Washington attracts deposits from the general public in its local market area and uses such deposits primarily to invest in one- to four-family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington also makes commercial loans, consumer loans, automobile loans, and has occasionally been a purchaser of fixed-rate mortgage-backed securities.

In anticipation of possible federal legislation that may inhibit future branching opportunities for savings associations, Washington Federal filed applications with the Office of Thrift Supervision ("OTS") on October 20, 1995 for three branch offices. These applications have been approved and are valid through February 1997. Although management has not made a determination to open any branch offices, the purpose of the applications is to possibly preserve Washington Federal's branching opportunities. No assurance can be given that the applications will satisfy the legislation nor that Washington Federal will open any branch offices.

At June 30,  1996,  the  Company  had  assets of  approximately  $60.9  million,
deposits  of   approximately   $44.2   million  and   shareholders'   equity  of
approximately $10.5 million.

The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319) 653-7256.

Lending Activities

General. Washington's loan portfolio predominantly consists of mortgage loans secured by one- to four-family residences. Washington also makes home equity and second mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans.

At June 30, 1996, Washington's net loan portfolio totalled $42.9 million. Loans secured by first mortgages on one- to four-family residences totalled $33.9 million, or 79% of Washington's loan portfolio at June 30, 1996, before net items. Washington originates and retains its mortgage loan portfolio, and currently originates only a limited number of mortgage loans for sale to the secondary market.

Loan Approval Authority. Loans for the purchase of real estate, construction loans, first mortgage refinances, second mortgages, or commercial loans to existing customers for more than $100,000, secured consumer loans for more than $20,000, unsecured consumer loans for more than $10,000 and commercial loans to new customers for more than $25,000 require loan committee approval. All other loans require the approval of two loan officers. The Board of Directors is provided a listing of all loans granted on a monthly basis for ratification.

Loans to One Borrower. Savings banks are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower in an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is higher. Washington's maximum loan-to-one borrower limit was approximately $1,195,000 as of June 30, 1996. Washington's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by commercial real estate and equipment in the aggregate amount of $366,000. All of the loans to this borrower have performed in accordance with their terms since their origination.

Loan Portfolio Composition. The following information sets forth the composition of Washington's loan portfolio in dollar amounts and in percentages at the dates indicated. All of the loans in the table have fixed interest rates, except for the commercial business loans which have adjustable rates, and certain adjustable rate one- to four-family real estate loans offered beginning in March 1996. The amount of adjustable rate one- to four-family loans totaled $3.4 million at June 30, 1996.

                                                                                   At June 30,
                                          ------------------------------------------------------------------------------------------
                                                1996               1995               1994             1993              1992
                                          -----------------   ----------------  ----------------  ----------------  ----------------
                                          Amount    Percent   Amount   Percent  Amount   Percent   Amount  Percent  Amount   Percent
                                          -------   -------   -------  -------  -------  -------  -------  -------  -------  -------
                                                                             (Dollars in Thousands)
Real Estate Loans

One- to four-family ...................   $33,914    78.66%   $33,328   82.01%  $30,496   80.97%  $28,895   86.41%  $26,616   87.24%
Home equity and second mortgage .......     1,569     3.64      1,669    4.11       956    2.54       786    2.35       879    2.88
Multi-family and commercial real estate     2,896     6.72      1,741    4.28     1,825    4.85       330    0.99        93    0.30
Other .................................       115     0.27        472    1.16       299    0.79       753    2.25       898    2.94
                                          -------   ------    -------  ------   -------  ------   -------  ------   -------  ------
     Total mortgages ..................    38,494    89.29     37,210   91.56    33,576   89.15    30,764   92.00    28,486   93.36
Construction loans ....................     1,119     2.60        589    1.45       438    1.16       209    0.63       186    0.61
                                          -------   ------    -------  ------   -------  ------   -------  ------   -------  ------
     Total real estate loans ..........    39,613    91.89     37,799   93.01    34,014   90.31    30,973   92.63    28,672   93.97
                                          -------   ------    -------  ------   -------  ------   -------  ------   -------  ------

Commercial Business Loans .............     1,546     3.59      1,084    2.67     1,780    4.73       219    0.65       109    0.36
                                          -------   ------    -------  ------   -------  ------   -------  ------   -------  ------

Consumer Loans
Automobile ............................     1,134     2.62        785    1.93       685    1.82       793    2.37       801    2.63
Deposit account .......................       822     1.90        970    2.39     1,185    3.14     1,456    4.35       927    3.04
                                          -------   ------    -------  ------   -------  ------   -------  ------   -------  ------
     Total consumer loans .............     1,956     4.52      1,755    4.32     1,870    4.96     2,249    6.72     1,728    5.67
                                          -------   ------    -------  ------   -------  ------   -------  ------   -------  ------

Total Loans ...........................    43,115   100.00%    40,638  100.00%   37,664  100.00%   33,441  100.00%   30,509  100.00%
                                                    ======             ======            ======            ======            ======

Less
Allowance for loan losses .............       209                 203               203               202               116
                                          -------             -------           -------           -------           -------
     Total loans receivable, net ......   $42,906             $40,435           $37,461           $33,239           $30,393
                                          =======             =======           =======           =======           =======

There are no foreign loans outstanding for any of the years presented.

Loan Maturities. The following schedule illustrates the contractual maturity and weighted average rates of Washington's loan portfolio at June 30, 1996. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                 Real Estate
                   -------------------------------------------
                        Mortgage             Construction        Commercial Business         Consumer                 Total
                   -------------------    --------------------  ---------------------   -------------------     --------------------
 Due During                   Weighted                Weighted               Weighted              Weighted                 Weighted
period Ending                 Average                 Average                Average               Average                  Average
  June 30,         Amount       Rate      Amount        Rate     Amount        Rate     Amount       Rate        Amount      Rate
- -------------      -------    --------    -------     --------   -------     --------   -------    --------      -------    --------
                                                                    (In Thousands)
1997 ........      $ 6,337      8.11%     $ 1,119       8.17%    $   519      10.33%    $   595     10.24%       $ 8,570      8.40%

1998 ........       10,313      8.85           --         --         118      10.21         444     10.51         10,875      8.93

1999 ........       12,581      8.90           --         --         144       8.87         463     10.41         13,188      8.95

2000 and 2001        3,993      7.70           --         --         464       7.92         417      9.96          4,874      7.92

2002 to 2006         1,537      8.12           --         --          93       9.17          37      9.49          1,667      8.21

2007 to 2011           914      8.26           --         --          --       6.00          --        --            914      8.26

2012 and
thereafter ..        2,819      7.78           --         --         208       9.33          --        --          3,027      7.89
                  --------                -------                -------                -------                  -------
                  $ 38,494                $ 1,119                $ 1,546                $ 1,956                  $43,115
                  ========                =======                =======                =======                  =======

As of June 30, 1996, the total amount of loans due after June 30, 1997 which have predetermined interest rates was $29.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $5.5 million.

Loan Originations, Purchases and Sales. Real estate loans are originated by Washington's staff of salaried loan officers who receive applications from existing customers, walk-in customers from the local community, advertising, and referrals from realtors and contractors.

While the Company originates both adjustable-rate and fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment.

The Company purchases a limited amount of real estate loans from other financial institutions in its market area. The Company reviews and underwrites all loans to be purchased to insure that they meet the Company's underwriting standards.

The Company originates loans for its own portfolio and originates a limited number of loans for sale on the secondary market. Washington Federal originated $208,000 of loans for the secondary market during fiscal 1996.

In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

The following table shows the loan origination, purchase, sale and repayment activities of Washington Federal for the periods indicated.



                                                     Year Ended June 30,
                                             -----------------------------------
                                               1996         1995         1994
                                             --------     ---------    ---------
                                                       (In Thousands)
Originations by type:
Real estate
  One- to four-family ...................    $  9,915     $  6,988     $ 11,515
  Home equity and second mortgage .......       1,098          182          682
  Multi-family and commercial
   real estate ..........................         484           --           --
  Construction ..........................       1,647          449        1,315
  Other .................................          --          255          122
Non real estate
  Commercial business ...................       1,551        1,406        1,361
  Consumer ..............................       2,198        1,822        1,430
                                             --------     --------     --------
       Total loans originated ...........      16,893       11,102       16,425

Purchases ...............................          --           --          150
Loans sold to secondary market ..........        (208)          --           --
Principal (repayments) ..................     (14,208)      (8,128)     (12,352)

Decrease (increase) in allowance
 for loan losses ........................          (6)          --           (1)
                                             --------     --------     --------
Net increase (decrease) .................    $  2,471     $  2,974     $  4,222
                                             ========     ========     ========

One- to Four-Family Residential Mortgage Lending. Washington's primary lending activity consists of the origination of residential mortgage loans secured by property located in Washington's market area of Washington County, Iowa and adjoining counties. Washington will not normally originate any loan which exceeds 90% of the lesser of the appraised value or selling price of the mortgaged property.

Prior to March 1996, Washington primarily originated three year balloon mortgage loans with an amortization up to 30 years. Since March 1996, Washington has primarily originated adjustable rate mortgages for terms of up to 30 years, with interest rates that primarily adjust annually after an initial three year term. Interest rates charged on mortgage loans are competitively priced based on market conditions and Washington's cost of funds. Washington generally does not charge origination fees for loans. Washington originates its loans for its own portfolio and originates a limited number of loans for sale to the secondary market. Accordingly, Washington's portfolio lending may not conform to secondary market guidelines, such as FHLMC, primarily as it relates to appraisal requirements. It is the current policy of Washington to remain primarily a portfolio lender.

Loan originations are generally obtained from existing customers, members of the local community, advertising, and referrals from realtors and contractors within Washington's market area. Mortgage loans originated and held by Washington in its portfolio generally include due-on-sale clauses which provide Washington with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without Washington's consent.

Washington also has a limited amount of non-owner-occupied permanent residential oneto four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans, except that the maximum loan to value ratio is generally 80% of the lesser of the appraised value or purchase price of the property and such loans are generally provided at an interest rate higher than owner-occupied loans.

Home Equity and Second Mortgage Lending. Washington originates home equity and second mortgage improvement loans. Home equity and second mortgage loans, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value. Generally, such loans have a maximum term of up to three years with an amortization of up to 10 years. As of June 30, 1996, home equity and second mortgage loans amounted to $1,569,000 which represented 3.64% of Washington's total loan portfolio, before net items.

Multi-Family and Commercial Real Estate Loans. Washington Federal has historically engaged in a limited amount of multi-family and commercial real estate lending. All such loans are at fixed rates of interest and have terms up to 20 years and loan-to-value ratios of up to 75%. At June 30, 1996, $2,896,000 or 6.72% of Washington's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and commercial real estate, including primarily a professional building, grocery store, a condominium and a hog confinement facility. All of Washington's multi-family and commercial real estate loans are secured by properties located in its market area. The average outstanding balance of multi-family and commercial real estate loans was $2,699,000 during the year ended June 30, 1996, and the largest as of June 30, 1996 was $259,000, secured by developed residential lots. The loan has performed in accordance with its terms since origination.

Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. Washington generally attempts to mitigate the risks associated with multi-family residential and commercial real estate lending by, among other things, lending on collateral located in its market area and generally to individuals who reside in its market.

Washington requires appraisals of all properties securing non-residential and multi-family residential real estate loans. Currently, such appraisals are done by Washington's staff. In originating multi-family residential and non-residential real estate loans, Washington considers the quality of the property, the credit of the borrower, cash flow of the project, location of the real estate and the quality of management involved with the property. Recently, consistent with regulatory changes designed to facilitate lending to small businesses, Washington began offering loans secured by commercial real estate and residential investment (non-owner occupied) properties with reduced documentation requirements. Such loans, which are limited to a $100,000 maximum balance, typically are originated pursuant to Washington's standard underwriting guidelines and procedures. Washington may waive the requirement for an appraisal of the security property. Such loans typically have been made to borrowers with whom Washington is familiar and upon a review of the borrower's financial statements and tax records, and publicly available sales records of the security property. As of June 30, 1996, Washington had an aggregate of $100,000 of reduced documentation loans in its portfolio.

Construction Loans. Washington makes construction loans primarily to individuals for the construction of single-family residences. At June 30, 1996, construction loans amounted to $1,119,000, or 2.6% of Washington's total loan portfolio, before net items. Construction loans have rates which generally match the non-construction loans then offered by Washington. The terms of these loans are generally six months with an option to renew for an additional six months, at which time the loans are due. During the construction period, only interest payments are due, and on a case by case basis, the Company may allow the payment of interest from loan proceeds. The Washington construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Washington periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to Washington's market area.

Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. Washington's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, Washington may be compelled to advance additional funds to complete the construction.

Furthermore, if the estimate of value proves to be inaccurate, Washington may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and economic conditions. As of June 30, 1996, the Company had $154,400 in speculative loans to builders.

Commercial Business Lending. At June 30, 1996, $1,546,000 million or 3.59% of the Company's total loans were comprised of commercial business loans. The Company's current commercial business lending portfolio is predominantly secured by accounts receivable, inventory, and equipment. The largest commercial business loan was $200,000 at June 30, 1996 and was secured by inventory and equipment.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are sometimes, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending. Washington offers a variety of consumer loans, including automobile loans and loans secured by deposits. Washington currently originates substantially all of its consumer loans in its market area generally to its existing customers. At June 30, 1996, Washington's consumer loan portfolio totalled $1,956,000 or 4.52% of its total loan portfolio, before net items.

A component of Washington's consumer loan portfolio consists of automobile loans. Washington originates new and used automobile loans on a direct basis, where the Company extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to 80% of purchase price or its published value, whichever is less. At June 30, 1996, Washington's automobile loans totalled $1,134,000 or 2.62% of Washington's total loan portfolio, before net items.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by Washington for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1996, $17,000 of Washington's consumer loans were non-performing. See "- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Asset Quality

Loan Delinquencies. Washington's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days, the customer will receive a letter and/or telephone call and may receive a visit from a representative of Washington. If the delinquency continues, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 60 days past due and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 45 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced.

The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of category at June 30, 1996. The amounts presented represent the total remaining principal balances of the elapsed loans, rather than the actual payment amounts which are overdue.

                                                                  Loans Delinquent at June 30, 1996 for:
                                   --------------------------------------------------------------------------------------------
                                         30-59 Days               60-89 Days             90 Days & Over                Total
                                   --------------------   ----------------------   ---------------------   --------------------
                                    No.   Amt.  Percent    No.    Amt.  Percent    No.    Amt.   Percent   No.    Amt.  Percent
                                   ----   ----  -------   -----   ----  --------   ---    ----   -------   ---    ----  -------
                                                                    (Dollars in Thousands)
Real Estate:
  Mortgage Loans .............       24   $515    92.29%      7   $208    89.27%      1   $ 27    61.36%     32   $750    89.82%

Consumer .....................        5     43     7.71       6     25    10.73       5     17    38.64      16     85    10.18
                                   ----   ----   ------    ----   ----   ------    ----   ----   ------    ----   ----   ------

Total ........................       29   $558   100.00%     13   $233   100.00%      6   $ 44   100.00%     48   $835   100.00%
                                   ====   ====   ======    ====   ====   ======    ====   ====   ======    ====   ====   ======

Non-Performing Assets. The following table sets forth information regarding accruing loans delinquent more than 90 days and foreclosed assets. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, in the opinion of management, the collection of additional interest on loans delinquent more than 90 days is not doubtful. Therefore, there are no nonaccruing loans. For all years presented, the Company had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).


                                                             At June 30,
                                                       -------------------------
                                                       1996     1995       1994
                                                       ----     -----     ------
                                                        (Dollars in Thousands)

Accruing loans delinquent more than 90 days:
    Mortgage .....................................     $ 27      $256      $ 92
    Consumer .....................................       17        39        65
                                                       ----      ----      ----
                                                         44       295       157
                                                       ----      ----      ----
Foreclosed assets:
    One- to four-family ..........................       --        --        50
                                                       ----      ----      ----
Total non-performing assets ......................     $ 44      $295      $207
                                                       ====      ====      ====

Total as a percentage of total assets ............     0.07%     0.54%     0.39%
                                                       ====      ====      ====

Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may also be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At June 30, 1996, Washington had classified $53,000 of its assets as substandard, and $1,000 as doubtful as compared to $295,000 at June 30, 1995 classified as substandard. This decrease is primarily due to a decrease at June 30, 1996 from June 30, 1995 in mortgage loans delinquent more than 90 days. None of the mortgage loans delinquent more than 90 days have an outstanding balance in excess of $27,000 at June 30, 1996. Management believes this decrease is a direct result of improved communications with past due customers.

Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1996, there was $242,000 of loans designated as special mention for which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest loan at that date had an outstanding balance of $55,000 and was secured by a one- to four-family residence in Keokuk County, Iowa.

Foreclosed Real Estate. Real estate acquired by Washington as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

Washington records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, Washington can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. Washington had no foreclosed real estate at June 30, 1996.

Allowances for Loan Losses

It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Washington's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers Washington's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses was $209,000, or as a ratio of total loans was 0.48%, at June 30, 1996.

While management believes that the provision for loan losses and the resulting allowance for loan losses is reasonable and adequate to cover any known losses and any losses reasonably expected in Washington's loan portfolio, management will continue to review the entire loan portfolio to determine the extent, if any, to which further additional loss provisions may be deemed necessary. There can be no assurance that the allowance for losses will be adequate to cover losses which may in fact be realized in the future and that additional provisions for losses will not be required.

Allocation of Allowance for Loan Losses. The following table sets forth the allocation of Washington's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                  At June 30,
                            ---------------------------------------------------------
                                  1996               1995                1994
                            ------------------ ------------------  ------------------
                                   Percent of         Percent of          Percent of
                                    Loans in           Loans in            Loans in
                                      Each               Each                Each
                                   Category to        Category to         Category to
                            Amount Total Loans Amount Total Loans  Amount Total Loans
                            ------ ----------- ------ -----------  ------ -----------
                                             (Dollars in Thousands)
Mortgage Loans ...........   $121     88.09%    $ 95     93.01%     $119     90.31%
Commercial Business Loans      13      3.54       11      2.67        18      4.73
Consumer Loans ...........     36      8.37       30      4.32        45      4.96
Unallocated ..............     39        --       67        --        21        --
                             ----    ------     ----    ------      ----    ------
                             $209    100.00%    $203    100.00%     $203    100.00%
                             ====    ======     ====    ======      ====    ======

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to Washington's allowance for loan losses at the dates and for the periods indicated:

                                                         Year Ended June 30,
                                                     -------------------------
                                                      1996      1995     1994
                                                     ------     -----    -----
                                                       (Dollars in Thousands)

Balance at beginning of period ....................   $ 203     $ 203    $ 202
Charge offs:
    Mortgage ......................................      --        --       --
    Consumer ......................................     (14)      (19)      (7)
                                                      -----     -----    -----
       Total  charge offs .........................     (14)      (19)      (7)
Recoveries ........................................       5        19        8
                                                      -----     -----    -----
Net Charge offs ...................................      (9)       --        1
                                                      -----     -----    -----
Provisions charged to operations ..................      15        --       --
                                                      -----     -----    -----
Balance at end of period ..........................   $ 209     $ 203    $ 203
                                                      =====     =====    =====

Ratio of net charge offs during the period to
 average loans outstanding during
 the period .......................................    0.02%     ---%     ---%
                                                      =====     =====    =====

Ratio of net charge offs during the period to
average nonperforming assets ......................   20.45%     ---%    (0.36)%
                                                      =====     =====    =====

Investment Activities

Washington is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Federal Regulation of Savings Associations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders attached hereto as Exhibit 13. Washington has continuously maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in Washington's loan origination and other activities. At June 30, 1996, Washington had an investment portfolio of approximately $14.6 million, consisting primarily of U.S. Treasury Securities, U.S. government agency obligations and corporations securities. To a lesser extent, the portfolio also includes mortgage-backed and related securities, municipal bonds, and FHLB stock, as permitted by OTS regulations. Washington classifies its investments as held to maturity or available for sale.

Washington has found its level of investment securities and mortgage-backed and related securities has decreased in recent years as a result of increased loan demand. Washington will continue to seek high quality investments.

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

Generally, the investment policy of Washington, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon Washington's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

Investment Portfolio. The following table sets forth the carrying value of Washington's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dates indicated. At June 30, 1995, the market value of Washington's held to maturity investment securities portfolio was $3,091,000. The net unrealized gain of $12,000 as of June 30, 1995, on such investment securities is not reflected in the table below because these securities are classified as held to maturity and are therefore not reported at fair value. For additional information concerning Washington's investments, see Note 3 to the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                                                         At June 30,
                                                          --------------------------------------------------------------------------
                                                                    1996                    1995                     1994
                                                          ------------------------ -----------------------  ------------------------
                                                                       Percent of               Percent of                Percent of
                                                          Book Value     Total     Book Value     Total      Book Value      Total
                                                          ----------   ----------  ----------   ----------   ----------   ----------
                                                                     (Dollars in Thousands)
Investment Securities:
   Available for sale (1):
       U.S. Treasury securities ......................      $   394       2.63%     $   495         4.17%      $    --        ---%
       U.S. Government agencies ......................        7,961      53.08        2,329        19.61            --         --
       State and political subdivisions ..............          404       2.69           --           --            --         --
       Mortgage-backed securities ....................          152       1.01           --           --            --         --
       Corporations ..................................        4,217      28.12        5,616        47.27            --         --
       Certificates of deposit with
         financial institutions ......................        1,500      10.00           --           --            --         --
                                                            -------     ------      -------       ------       -------     ------
             Total Available for Sale ................       14,628      97.53        8,440        71.05            --         --
                                                            -------     ------      -------       ------       -------     ------

 Held to maturity(1):
    U.S. Treasury securities .........................           --         --           --           --           613       4.51
    U.S. Government Agencies .........................           --         --           --           --         1,903      13.99
    Corporations and Other ...........................           --         --           --           --         7,403      54.44
    State and political subdivisions .................           --         --        1,238        10.42         1,183       8.70
    Mortgage-backed securities .......................           --         --        1,839        15.48         2,178      16.01
                                                            -------     ------      -------       ------       -------     ------
         Total held to maturity ......................           --         --        3,077        25.90        13,280      97.65
                                                            -------     ------      -------       ------       -------     ------

         Total Investment Securities .................       14,628      97.53       11,517        96.95        13,280      97.65
                                                            -------     ------      -------       ------       -------     ------

FHLB Stock ...........................................          369       2.47%         362         3.05           320       2.35
                                                            -------     ------      -------       ------       -------     ------

        Total Investment Securities
          and FHLB Stock .............................      $14,997     100.00%     $11,879       100.00%      $13,600     100.00%
                                                            =======     ======      =======       ======       =======     ======

Average remaining life of investment
securities (excluding FHLB Stock) ....................     3.3 Years               3.2 Years                  3.9 Years

Interest-Earning Assets:
   Interest-bearing deposits with banks...............      $ 1,110     100.00%     $ 1,290      100.00%       $    --        ---%
                                                            =======     ======      =======      ======        =======      ======
- ---------------------

(1) Securities classified as available for sale were carried at fair value at June 30, 1996 and 1995. Securities classified as held to maturity were carried at historical cost at all respective dates.

In November, 1995 the Financial Accounting Standards Board issued a Special Report entitled "A Guide Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report contained guidance on applying the provisions of Statement 115 and, in addition, contained a provision which allowed entities to reassess the classification of their investment securities and to make transfers from the held to maturity category without calling into question the intent of the entity to hold securities to maturity in the future. Accordingly, in December, 1995 Washington Federal elected to transfer all of the Bank's investment securities in the held to maturity category to the available for sale category. The carrying value of the investment securities transferred was approximately $2,872,000 and an unrealized loss of $35,000, net of related deferred income tax, was recorded in the Statement of Stockholders' Equity. The fair value of the available for sale investment portfolio at June 30, 1996 was $14.6 million resulting in a net unrealized loss at that date of approximately $68,000.

The category of investment securities entitled "corporations and other" is comprised of investments in corporate bonds, except for approximately $300,000 invested in a mutual fund at June 30, 1995 and 1994. The mutual fund investment was sold during December of 1995. The corporate bonds are considered investment grade bonds, but carry additional credit risk compared to bonds guaranteed by the U.S. government or agencies thereof. Washington evaluates the benefit of higher yields on these bonds versus increased credit risk as compared to U.S. Treasury or agency securities. The quality of these bonds is monitored primarily by reviewing the investment ratings assigned to the bonds by independent sources such as Standard & Poors, etc.

Investment  Portfolio  Maturities.   The  following  table  sets  forth  certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of Washington's investment securities portfolio at June 30, 1996.

                                                       At June 30, 1996
                                  ----------------------------------------------------------
                                  Less Than                              Over     Investment
                                    1 Year    1- 5 Years  5-10 Years   10 Years   Securities
                                  Book Value  Book Value  Book Value  Book Value  Book Value
                                  ----------  ----------  ----------  ----------  ----------
                                                    (Dollars in Thousands)

U.S. treasury securities .......   $    --     $   394     $    --     $    --     $   394
U.S. government agencies .......       483       6,482         996          --       7,961
State and political subdivisions        50         233         121          --         404
Mortgage-backed securities .....        --          --          --         152         152
Corporations ...................     2,299       1,918          --          --       4,217
Certificates of deposit with
 financial institutions ........     1,500          --          --          --       1,500
                                   -------     -------     -------     -------     -------
     Total .....................   $ 4,332     $ 9,027     $ 1,117     $   152     $14,628
                                   =======     =======     =======     =======     =======

Weighted average yield .........      6.46%       7.03%       7.29%       6.13%       6.87%
                                   =======     =======     =======     =======     =======

Sources of Funds

General. Deposits are the major external source of Washington's funds for lending and other investment purposes. Washington derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Washington had $5.5 million FHLB advances outstanding at June 30, 1996.

Deposits. Consumer and commercial deposits are attracted principally from within Washington's market area through the offering of a broad selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Washington also offers individual retirement accounts ("IRA), NOW accounts and money market deposit accounts ("MMDA"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

The interest rates paid by Washington on deposits are set weekly at the direction of the Board of Directors. Washington determines the interest rate to offer the public on new and maturing accounts by reviewing the current Treasury rate for the term and the market interest rates offered by competitors. Washington Federal reviews, weekly, the interest rates being offered by the other two principal financial institutions within its market area.

Passbook accounts constituted $2.2 million, or 5.05% of Washington's deposit portfolio at June 30, 1996. Certificates of deposit constituted $30.3 million or 68.27% of the deposit portfolio of which $919,000 or 2.07% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. MMDA accounts constituted $9.1 million or 20.46% of Washington's deposit portfolio at June 30, 1996. As of June 30, 1996, Washington Federal had no brokered deposits. In fiscal year 1995, transactions and savings deposits were $12.6 million or 29.25% of total deposits. At June 30, 1996, transactions and savings deposits were $13.9 million or 31.21% of total deposits. During this same period, certificates of deposit remained at $30.3 million.

Savings Deposit Activities. The following table sets forth the savings activity at Washington Federal during the period indicated.

                                                  Year Ended June 30,
                                          ------------------------------------
                                            1996          1995          1994
                                          --------      --------      --------
                                                  (Dollars in Thousands)

Opening balance ......................    $ 42,950      $ 43,872      $ 44,268
Net increase (decrease) before
  interest credited ..................        (390)       (2,473)       (1,821)
Interest credited ....................       1,616         1,551         1,425
                                          --------      --------      --------
Ending balance .......................    $ 44,176      $ 42,950      $ 43,872
                                          ========      ========      ========

Net increase (decrease) ..............    $  1,226      $   (922)     $   (396)
                                          ========      ========      ========

Percent increase (decrease) ..........        2.85%        (2.10)%       (0.89)%
                                          ========      ========      ========

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Washington Federal for the periods indicated.

                                                                                    June 30,
                                                             ---------------------------------------------------------------
                                                                   1996               1995                     1994
                                                             -----------------   ------------------      -------------------
                                                                      Percent              Percent                  Percent
                                                             Amount   of Total   Amount    of Total      Amount     of Total
                                                            -------   --------   -------   --------      -------    --------
                                                                               (Dollars in Thousands)
Transactions and Savings Deposits
Demand and NOW Accounts (0.00%-3.35%) ................      $ 2,529      5.70%   $ 2,129      4.93%      $ 2,236        5.08%
Money Market Accounts (2.30% - 5.00%) ................        9,087     20.46      8,310     19.25        12,846       29.17
Passbook Savings Accounts (2.30% - 3.00%) ............        2,244      5.05      2,187      5.07         2,323        5.28
                                                            -------    ------    -------    ------       -------      ------
Total Non-Certificates ...............................       13,860     31.21     12,626     29.25        17,405       39.53
                                                            -------    ------    -------    ------       -------      ------

Certificates
3.00% - 4.00% ........................................           28      0.06      1,203      2.79         7,234       16.43
4.01% - 5.00% ........................................        4,976     11.21      6,160     14.27         7,113       16.15
5.01% - 6.00% ........................................       14,445     32.53     11,297     26.16         8,149       18.51
6.01% - 7.00% ........................................       10,867     24.47     11,521     26.68         2,824        6.41
7.01% - 8.00% ........................................           --        --        143      0.33         1,118        2.54
8.01% - 9.00% ........................................           --        --         --        --            --          --
9.01% and over .......................................           --        --         --        --            29        0.06
                                                            -------    ------    -------    ------       -------      ------

Total Certificates ...................................       30,316     68.27     30,324     70.23        26,467       60.10
                                                            -------    ------    -------    ------       -------      ------
Accrued Interest .....................................          231      0.52        226      0.52           164        0.37
                                                            -------    ------    -------    ------       -------      ------
Total Deposits and Accrued Interest ..................      $44,407    100.00%   $43,176    100.00%      $44,036      100.00%
                                                            =======    ======    =======    ======       =======      ======

The following table shows rate and maturity information for Washington's certificates of deposit as of June 30, 1996.

                                          0.00-            4.01-            5.01-            6.01-                        Percent of
                                          4.00%            5.00%            6.00%            7.00%            Total          Total
                                         -------          -------          -------          -------          -------      ----------
Certificate accounts maturing in
quarter ending:

September 30, 1996 .............         $    25          $ 1,197          $ 1,343          $ 1,374          $ 3,939          12.99%
December 31, 1996 ..............               3            1,410            2,357            1,560            5,330          17.58
March 31, 1997 .................              --            1,030            1,773              705            3,508          11.57
June 30, 1997 ..................              --              878              615            3,354            4,847          15.99
September 30, 1997 .............              --              246              991               59            1,296           4.27
December 31, 1997 ..............              --              100              799               81              980           3.23
March 31, 1998 .................              --               90            1,009            1,997            3,096          10.21
June 30, 1998 ..................              --               25            2,082              787            2,894           9.55
September 30, 1998 .............              --               --            1,499               75            1,574           5.19
December 31, 1998 ..............              --               --              898             --                898           2.96
March 31, 1999 .................              --               --              390               13              403           1.33
June 30, 1999 ..................              --               --              201               40              241           0.79
Thereafter .....................              --               --              488              822            1,310           4.32
                                         -------          -------          -------          -------          -------         ------
Total ..........................         $    28          $ 4,976          $14,445          $10,867          $30,316         100.00%
                                         =======          =======          =======          =======          =======         ======

   Percent of Total ............            0.09%           16.41%           47.65%           35.85%
                                         =======          =======          =======          =======


The following table indicates the amount of Washington's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1996.

                                                    MATURITY
                                    ---------------------------------------
                                    3 Months  Over 3- 6  Over 6-12  Over 12
                                    or Less    Months     Months    Months     Total
                                    --------  ---------  ---------  -------   -------
                                                     (In Thousands)
Certificates of Deposit less than
$100,000 ........................   $ 3,835    $ 5,330    $ 8,133   $12,099   $29,397

Certificates of Deposit of
$100,000 or More ................       104        --         222       593       919
                                    -------    -------    -------   -------   -------

Total Certificates of Deposit ...   $ 3,939    $ 5,330    $ 8,355   $12,692   $30,316
                                    =======    =======    =======   =======   =======


Borrowings

Deposits are the primary source of funds of Washington's lending and investment activities and for its general business purposes. In addition, Washington may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of Washington's stock in the FHLB of Des Moines and a portion of Washington's first mortgage loans and certain other assets. Washington, if the need arises, may also access the Federal Reserve discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1996, Washington had $5.5 million of borrowings.

The following table sets forth the maximum month-end balance and average balance of FHLB advances at and for the dates indicated.




                                             At and For the Year Ended June 30,
                                            ------------------------------------
                                             1996           1995           1994
                                            ------         ------         ------
                                                       (In Thousands)

Maximum Balance ...................         $6,433         $7,230         $4,489

Average Balance ...................         $4,621         $4,773         $1,946

The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                            June 30,
                                                  -----------------------------
                                                    1996      1995      1994
                                                  --------- --------- ---------
                                                      (Dollars in Thousands)

FHLB Advances ..................................  $   5,505 $   7,230  $   4,489

Weighted average interest rate during the period
of FHLB advances ...............................      5.48%     5.13%      5.40%

Weighted average interest rate at end of period
of FHLB advances ...............................      5.46%     5.85%      4.76%


Competition

Washington is one of five financial institutions serving its immediate market area of Washington County, Iowa. The competition for deposit products comes from two banks owned by multi-bank holding companies, a local independent community bank and a credit union. Deposit competition also includes a number of insurance products sold by local agents, and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions.

Washington has traditionally maintained a competitive position in mortgage loan originations and market share throughout its service area by virtue of its local presence and its involvement in the community. Washington believes that it has been able to effectively market its loans and other financial products and services when compared to other local-based institutions and its superior customer service when compared to other institutions and mortgage bankers based outside of Washington's market area.

Washington believes that it is one of the few area lenders that has consistently offered a variety of loans throughout all types of economic conditions. Washington believes that it has been able to effectively market its loans and other financial products and services when compared to other local-based institutions, and it has superior customer service when compared to the branch of a larger institution based outside of Washington's market area.

Subsidiary Activity

Washington is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 1996, Washington Federal was authorized to invest up to approximately $1,209,000 in the stock of, or loans to, service corporations (based upon the 2% limitation).

Washington Federal has one wholly-owned subsidiary. The subsidiary conducts business under the name of Washington Financial Services, Inc. Washington Federal's investment in its subsidiary totalled $52,014 at June 30, 1996. The subsidiary's source of income is brokerage fees, and it had net income of $12,154, $9,646 and $3,092 for the years ended June 30, 1996, 1995 and 1994, respectively. The primary activity of the subsidiary is the brokering of mortgage insurance.

Regulation

General. Washington Federal is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, Washington Federal is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of June 30, 1995. The FDIC has not examined the Bank in the last four years. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1996 was $19,000.

The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws and regulations. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1996, the Bank's lending limit under this restriction was $1,195,000. The Bank is in compliance with the loans-to-one-borrower limitation.

The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

Insurance of Accounts and Regulation by the FDIC. Washington Federal is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period. For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits.

The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27% with a minimum annual assessment of $2,000. The SAIF rates, however, were not adjusted. As a result of these revisions, BIF members will generally pay lower premiums.

The SAIF is not expected to attain the designated reserve ratio until the year 2002 due to the shrinking deposit base for SAIF assessments and the requirement that SAIF premiums be used to make the interest payments on bonds issued by the Financing Corporation ("FICO") in order to finance the costs of resolving thrift failures in the 1980s. As a result, SAIF members will generally be subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

The effect of this disparity on the Bank and other SAIF members is uncertain at this time. It may have the effect of permitting BIF insured institutions to offer loan and deposit products on more attractive terms than SAIF members due to the cost savings achieved through lower deposit premiums, thereby placing SAIF members at a competitive disadvantage. In order to eliminate this disparity a number of proposals to recapitalize the SAIF have been recently considered by the United States Congress. The plan under current consideration provides for a one-time assessment, anticipated be approximately .70%, to be imposed on all deposits assessed at the SAIF rates as of March 31, 1995, including those held by commercial banks. The BIF and SAIF would be merged into one fund as soon as practicable, but no later than January 1, 1998.

There can be no assurance that any particular proposal will be enacted or that premiums for either BIF or SAIF members will not be adjusted in the future by the FDIC or by legislative action.

Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1996, the Bank did not have any intangible assets and an excludable valuation allowable, net of tax of $68,000.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1996, the Bank had one excludable subsidiary.

At June 30, 1996, the Bank had tangible capital of $8.0 million, or 13.3% of adjusted total assets, which is approximately $7.1 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1996, the Bank had no intangibles which were subject to these tests.

At June 30, 1996, the Bank had core capital equal to $8.0 million, or 13.3% of adjusted total assets, which is $6.2 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1996, the Bank had no capital instruments that qualify as supplementary capital and $209,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $21,000 of such exclusions from capital and assets at June 30, 1996.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

On June 30, 1996, the Bank had total capital of $8.2 million and risk-weighted assets of $39.6 million or total capital of 20.8% of risk-weighted assets. This amount was $5.1 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 riskedbased capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OTS or the FDIC of any of these measures on Washington Federal may have a substantial adverse effect on the Bank's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."

The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

Liquidity. All savings associations, including Washington Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Washington Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1996, Washington Federal was in compliance with both requirements, with an overall liquid asset ratio of 14.6% and a short-term liquid assets ratio of 8.0%

Qualified  Thrift Lender Test. All savings  associations,  including  Washington
Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. Such assets primarily consist of residential housing related loans and investments. At June 30, 1996, the Bank met the test and has always met the test since its effectiveness.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in April 1996 and received a rating of Satisfactory - "2".

Transactions  with  Affiliates.   Generally,   transactions  between  a  savings
association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates, however; the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1996, Washington was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

Federal Home Loan Bank System. The Bank is a member of the FHLB of Dallas, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1996, Washington Federal had $369,000 in FHLB stock, which was in compliance with this requirement. In past years, Washington Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 8.0% and were 7.1% for fiscal year 1996.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Washington Federal's FHLB stock may result in a corresponding reduction in the Bank's capital.

Holding Company Regulation. The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS will has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

If Washington fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "- Qualified Thrift Lender Test."

The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

Federal Securities Law. The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

Company stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

Federal and State Taxation

Federal Taxation. Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" is computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) may be computed under either the experience method or the percentage of taxable income method (based on an annual election).

Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

The percentage of specially computed taxable income that is used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") is 8%. The percentage bad debt deduction thus computed is reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permits qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

If an association's specified assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the association may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a four-year period.

Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1996, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company and the Bank do not believe that the legislation will have a material impact on the Company or the Bank.

In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).

The Company files consolidated federal income tax returns with the Bank on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

The Company has not been audited by the IRS for the last five years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

Iowa Taxation. Washington Federal is subject to a franchise tax by the state of Iowa. The franchise tax is imposed annually in an amount equal to 5% of Washington Federal's adjusted federal taxable income, computed before any net operating loss deduction. An alternative minimum tax is imposed on Washington Federal to the extent such tax exceeds Washington Federal's regular tax liability. The franchise tax is in lieu of Iowa income tax imposed on corporations doing business within the State. The Company is not subject to the Iowa franchise tax, but is subject to Iowa's regular corporate income tax.

Executive Officers

Set forth below are the names, ages and positions of each of the executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of the Company since it became the holding company of the Bank, and all offices and positions described below are with the Company and the Bank. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

Stan Carlson, age 39, was appointed President and Chief Executive Officer of Washington Federal in 1993. Prior to joining the Bank, he was Executive Vice President of Northwoods State Bank, Northwoods, Iowa.

Sandra K. Bush, age 27, has been an employee of Washington Federal for twelve years. Mrs. Bush is the Vice President of customer service for Washington Federal and is primarily responsible for deposits.

Jeff Johnson, age 37, became Vice President of Washington Federal primarily responsible for the Bank's lending department in June 1995. Prior to that time, he was mortgage lender with Midland Savings Bank, Ottumwa, Iowa.

Leisha A. Linge, age 31, has been an employee of Washington Federal for four years. She became Controller of Washington Federal in 1995 and acts as the Bank's chief financial and accounting officer. Prior to that time, she was a loan officer.

Employees

As of June 30, 1996 Washington Federal had 13 full-time and 10 part-time and seasonal employees. None of Washington Federal's employees are represented by a collective bargaining group. Washington Federal believes that its relationship with its employees is satisfactory.

Item 2.  Description of Property

Washington Federal operates from its main office and one drive-up facility. Washington's total investment in offices, office property and equipment is $1,139,000 with a net book value of $544,000 at June 30, 1996. The following table sets forth information regarding Washington's properties:

                                              Net Book Value
                                             of Real Property
                               Leased/   or Leasehold Improvements        Year
                                Owned         at June 30, 1996           Opened
                               -------   -------------------------       -------
Location:
Main Office
102 East Main Street
Washington, Iowa                Owned              $223,000                1976

Drive-thru                      Owned              $227,000                1994
220 East Washington Street
Washington, Iowa

Item 3.  Legal Proceedings

Washington, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which Washington holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of Washington Federal. The resolution of these proceedings should not have a material adverse effect on the Company or Washington.

Item 4.   Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1996.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

Pages 46 and 47 of the attached 1996 Annual Report to Stockholder is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

Pages 6 to 18 of the attached 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

Pages 19 to 44 of the Company's 1996 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning directors and executive officers of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information regarding the business experience of the executive officers of the Company and the Bank who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference.

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Company common stock and other equity securities of the Company by the tenth of the month following a change. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1996, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

Item 10. Executive Compensation

Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12. Certain Relationships and Related Transactions

Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                                                                            Reference to
                                                                           Prior Filing or
Regulation S-B                                                             Exhibit Number
Exhibit Number                       Document                              Attached Hereto
- --------------                       --------                              ---------------
     2              Plan of Acquisition, Reorganization, Arrangement,          None
                    Liquidation or Succession

     4              Articles of Incorporation and                                *
                    amendments thereto

     4              Bylaws                                                       *

     9              Voting Trust Agreement                                     None

    10              Executive Compensation Plans and Arrangements:
                         Employment Agreement with Stan Carlson                    *
                         Employee Stock Ownership Plan                             *
                         Stock Option Plan                                         *
                         Recognition and Retention Plan                            *

    11              Statement re computation of per share earnings             None

    13              Annual Report to Security Holders                           13

    16              Letter re change in certifying accountant                  None

    18              Letter re change in accounting principles                  None

    21              Subsidiaries of Registrant                                  21

    22              Published report regarding matter submitted                None
                      to vote

    23              Consent of  Accountants                                    None

    24              Power of Attorney                                      Not Required

    27              Financial Data Schedule                                     27

    28              Information from reports furnished to State Insurance      None
                      regulatory authorities

    99              Additional Exhibits                                        None

- ---------------------
* Filed on January 3, 1996, as exhibits to the Company's Form S-1 registration statement (File number 33-98778). All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-B.


         (b)  Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1996.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      WASHINGTON BANCORP


Date:  September 25, 1996                 By:   /S/STAN CARLSON
       ----------------------                   --------------------------------
                                                Stan Carlson
                                                (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/S/CHARLES C. HOTLE                  /S/STAN CARLSON
- ---------------------------          -------------------------------------
Charles C. Hotle,  Director          Stan Carlson, President, Chief
                                       Executive Officer and Director

Date: September 25, 1996             Date: September 25, 1996
      ----------------------               -------------------------------



/S/MYRON L. GRABER                   /S/RICK R. HOFER
- ----------------------------         -------------------------------------
Myron L. Graber, Director            Rick R. Hofer, Chairman of the Board

Date: September 25, 1996             Date: September 25, 1996
      ----------------------               -------------------------------



/S/MARY LEVY                         /S/RICHARD L. WEEKS
- ----------------------------         --------------------------------------
Mary Levy, Director                  Richard L. Weeks, Director

Date: September 25, 1996             Date: September 25, 1996
      ----------------------               ---------------------------------



/S/J. RICHARD WILEY                  /S/LEISHA A. LINGE
- ----------------------------         ---------------------------------------
J. Richard Wiley, Director           Leisha A. Linge, Treasurer
                                     (Principal Financial and Accounting
                                        Officer)

Date: September 25, 1996             Date: September 25, 1996
     -----------------------               ---------------------------------



/S/JAMES D. GORHAM
James D. Gorham, Director

Date: September 25, 1996
      ----------------------