Form 10QSB
period 1996-09-30
WASHINGTON BANCORP
filed 1996-11-14
CIK 1002907

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 33-98778

                               Washington Bancorp
        (Exact name of small business issuer as specified in its charter)

             Iowa                                       42-1446740
-------------------------------                     -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                  102 East Main Street, Washington, Iowa 52353
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code: (319)653-7256

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ] The issuer has been subject to such filing requirements since March 11, 1996.

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value 657,519 shares outstanding as to November 10, 1996

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.    Financial Information

           Item 1. Consolidated Financial Statements

                   Consolidated Statements of Financial Condition at September 30, 1996 (unaudited) and June 30, 1996

                   Unaudited Consolidated Statements of Income for the three months ended September 30, 1996 and 1995

                   Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 1996 and 1995

                   Notes to Consolidated Financial Statements

           Item 2. Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

                        Washington Bancorp and Subsidiary
                 Consolidated Statements of Financial Condition

                                                              September 30,      June 30,
                                                                  1996            1996*
                                                              -------------   ------------

ASSETS                                                         (Unaudited)
Cash and cash equivalents:
         Interest-bearing.................................    $  2,295,989    $  1,109,583
         Noninterest-bearing ..............................        243,254         793,769
                                                              ------------    ------------
                                                                 2,539,243       1,903,352
Investment securities, available for sale .................     12,759,186      14,628,089
Loans receivable, net .....................................     45,521,697      42,905,699
Accrued interest receivable ...............................        624,773         465,789
Federal Home Loan Bank stock ..............................        369,100         369,100
Premises and equipment, net ...............................        532,346         543,606
Foreclosed real estate ....................................         29,174            --
Other assets ..............................................         88,730          75,308
                                                              ------------    ------------
         Total assets....................................     $ 62,464,249    $ 60,890,943
                                                              ============    ============
LIABILITIES
Deposits $.......................................             $ 46,393,391    $ 44,176,448
Borrowed funds ............................................      4,729,723       5,504,742
Advance from borrowers for
         taxes and insurance ..............................         95,907         218,506
Accrued expenses and other liabilities ....................        459,241         443,082
Accrued SAIF assessment ...................................        294,310              --
                                                              ------------    ------------
         Total liabilities ................................     51,972,572      50,342,778
                                                              ------------    ------------
STOCKHOLDERS' EQUITY Common stock:
         Common stock .....................................          6,575           6,575
         Additional paid-in capital .......................      6,174,168       6,172,680
Retained earnings .........................................      4,859,487       4,941,449
Unrealized (loss) on investment securities,
         available for sale, net of income taxes ..........        (55,063)        (68,209)
Unearned shares,
         employee stock ownership plan ....................       (493,490)       (504,330)
                                                              ------------    ------------
         Total stockholders' equity .......................     10,491,677      10,548,165
                                                              ------------    ------------
         Total liabilities and
               stockholders' equity .......................   $ 62,464,249    $ 60,890,943
                                                              ============    ============

*Condensed from audited financial statements

See Notes to Consolidated Financial Statements

                        Washington Bancorp and Subsidiary
                   Unaudited Consolidated Statements of Income


                                                                          Three Months
                                                                        Ended September 30,
                                                                      ------------------------
                                                                         1996           1995
                                                                      ------------------------
Interest income:
         Loans receivable:
                  First mortgage loans ...........................    $  816,762    $  734,627
                  Consumer and other loans ........................      137,668       104,867
         Investment securities:
                  Taxable .........................................      232,375       178,323
                  Nontaxable ......................................        5,433        15,267
                                                                      ----------   ----------
                  Total interest income ...........................    1,192,238     1,033,084
                                                                      ----------   ----------
Interest expense:
         Deposits .................................................      552,502       563,231
         Borrowed funds ...........................................       74,474        74,301
                                                                      ----------    ----------
                  Total interest expense ..........................      626,976       637,532
                                                                      ----------    ----------
                  Net interest income .............................      565,262       395,552
                  Provision for loan loss .........................        3,000         3,000
                                                                      ----------    ----------
                  Net interest income after
                    provision for loan loss .......................      562,262       392,552
                                                                      ----------    ----------
Noninterest income:
         Security gains(losses), net ..............................          388           - -
         Loan origination and commitment fees .....................        2,251         1,213
         Service charges and fees .................................       30,980        11,898
         Insurance commissions ....................................       13,395         7,547
         Other ....................................................        9,565         1,455
                                                                      ----------    ----------
                  Total noninterest income ........................       56,579        22,113
                                                                      ----------    ----------
Noninterest expense:
         Compensation and benefits ................................      159,713       143,648
         Occupancy and equipment ..................................       35,048        32,122
         SAIF deposit insurance premium ...........................      326,718        29,148
         Data processing ..........................................       13,660        25,103
         Other ....................................................      130,509        48,986
                                                                      ----------    ----------
                  Total noninterest expense .......................      665,648       279,007
                                                                      ----------    ----------
                  Income(loss) before income taxes ................      (46,807)      135,658

Income tax expense(credit) ........................................      (17,446)       46,925
                                                                      ----------    ----------
                  Net income(loss) ................................   $  (29,361)   $   88,733
                                                                      ==========    ==========
Earnings(loss) per common share
         subsequent to conversion .................................   $    (0.05)         n/a
                                                                      ==========    ==========
Dividends per common share
                                                                      $     0.08          n/a
                                                                      ==========    ==========

Weighted average common shares ....................................      607,628          n/a
                                                                      ==========    ==========

See Notes to Consolidated Financial Statements ....................

                        Washington Bancorp and Subsidiary
                 Unaudited Consolidated Statements of Cash Flows

                                                                    Three Months
                                                                 Ended September 30,
                                                              --------------------------
                                                                 1996           1995
                                                              -----------    -----------
Cash Flows from Operating Activities
         Net income(loss) .................................   $   (29,361)   $    88,733
Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of premiums and
              discounts on debt securities ................        19,415         17,232
         Provision for loan loss ..........................         3,000          3,000
         (Gain) on sale of investment securities ..........          (388)           - -
         (Gain) loss on sale of foreclosed real estate ....        (7,720)           - -
         Depreciation .....................................        12,910         15,116
         ESOP contribution expense ........................        12,328            - -
         Deferred income taxes ............................      (109,778)         2,369
         (Increase)in accrued interest receivable .........      (158,984)       (33,675)
         (Increase)decrease in other assets ...............         4,813        (60,060)
         Increase in accrued expenses
                  and other liabilities ...................        99,814         18,335
         Increase in accrued SAIF assessment ..............       294,310            - -
                                                              -----------    -----------
                  Net cash provided by operating activities       140,359         51,050
                                                              -----------    -----------

Cash Flows from Investing Activities
Held to maturity securities:
         Maturities and calls .............................           - -         90,000
Available for sale securities:
         Sales ............................................           911            - -
         Maturities and calls .............................     2,015,000        800,000
         Purchases ........................................      (145,000)           - -
Loans made to customers, net ..............................    (2,640,452)      (926,036)
Purchase of premises and equipment ........................        (1,650)       (13,870)
                                                              -----------    -----------
                  Net cash (used in) investing activities .      (771,191)       (49,906)
                                                              -----------    -----------

Cash Flows from Financing Activities
         Net increase in deposits .........................   $ 2,216,943    $ 2,062,070
         Proceeds from Federal Home
                  Loan Bank advance .......................     8,500,000      5,520,000
         Principal payments on
                  Federal Home Loan Bank advances .........    (9,275,019)    (6,593,196)
         Net(decrease) in advances from borrowers for
                  taxes and insurance .....................      (122,599)       (92,786)
         Payment of cash dividends ........................       (52,602)           - -
                                                              -----------    -----------
                  Net cash provided by financing activities     1,266,723        896,088
                                                              -----------    -----------

                  Net increase in cash and cash equivalents       635,891        897,232
Cash and cash equivalents:
         Beginning ........................................     1,903,352      1,658,043
                                                              -----------    -----------
         Ending ...........................................   $ 2,539,243    $ 2,555,275
                                                              ===========    ===========

Supplemental Disclosures of Cash Flow Information
         Cash payments for:
                  Interest paid to depositors .............   $   514,732    $   552,048
                  Interest paid on other obligations ......        74,474         74,301
                  Income taxes, net of refunds ............        39,050         67,200

Supplemental Schedule of Noncash Investing
         and Financing Activities
         Transfer from loans to foreclosed real estate ....   $    60,454            - -
         Contract sales of foreclosed real estate .........        39,000            - -

See Notes to Consolidated Financial Statements.

                        Washington Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements



Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended September 30, 1996, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1996 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp("Washington" or the "Company"), Washington Federal Savings Bank(the "Bank"), and its wholly-owned subsidiary Washington Financial Services, Inc., which is a discount brokerage firm. All significant intercompany balances and transactions have been eliminated in consolidation.

Organization. On March 11, 1996, Washington Bancorp sold 604,917 shares of common stock at $10.00 per share and simultaneously invested $3,089,356 for all the outstanding common shares of Washington Federal Savings Bank in a transaction accounted for like a pooling of interests.

Prior to March 11, 1996, the Bank was a federally chartered mutual savings bank. After a reorganization, effective March 11, 1996, the Bank became a federally chartered stock savings bank and 100% of the Bank's common stock is owned by Washington Bancorp.

Recapture of Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as the Bank, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debt, and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. The Bank's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income ( the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under the 1996 Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Banks taxable year beginning January 1, 1996. In addition, the Bank will be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's portfolio decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. This legislation will result in the Bank's recapture of reserves with the aggregate tax liability of approximately $88,000. Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

Deposit Insurance Funds Act of 1996. In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits will pay a special assessment, subject to adjustment, of 65.7 basis points on the Savings Association Insurance Fund (SAIF) deposits held as of March 31, 1995. Washington Federal Savings Bank's estimated assessment totals $294,310. Although the assessment will not be collected until November 27, 1996, the Office of Thrift Supervision(OTS), in accordance with generally accepted accounting principles, advised in Notice SN96-11 that the special SAIF assessment be accrued as of September 30, 1996 and that the amount be reported as a component of operating income in the quarter ended September 30, 1996. The Funds Act provides that the amount of special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid.

The SAIF-assessable base for the fourth quarter of 1996 was assessed at a rate of 23 to 31 basis points as part of the regular annual deposit insurance assessment. In view of the recapitalization of the SAIF, the FDIC proposed a reduction of the assessment rate for the SAIF-assessable deposits for periods beginning October 1, 1996. Overpayment of the fourth quarter assessments will be refunded or credited using regular quarterly payment procedures. Beginning January 1, 1997 the SAIF-assessable base will range from 0 to 27 basis points, the same risk-based assessment as BIF members. The Funds Act expanded the base of the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan
Insurance Corporation to include the deposits of both SAIF- and BIF-insured deposits beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The anticipated FICO assessments of 6.4 basis points on SAIF members and 1.3 basis points on BIF members will be added to the regular assessment.

The Funds Act also provides for the merger of the SAIF and BIF on January 1, 1999, with such merger being conditioned upon the prior elimination of the thrift charter. The Secretary of the Treasury is required to conduct a study of relevant factors with respect to the development of a common charter for all insured depository institutions and abolition of separate charters for banks and thrifts and to report the Secretary's conclusions and findings to the Congress on or before March 31, 1997.

Earnings per common share. The earnings per common share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered outstanding for the purpose of computing earnings per share. Earnings per share information for the three months ended September 30, 1996 is calculated by dividing net income (loss) by the weighted average number of shares outstanding. Earnings per share is not applicable for the three months ended September 30, 1995 because the Bank was a mutual association at that time.

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1996 the capital requirements of the Bank under FIRREA and its actual capital ratios. As of September 30, 1996 the Bank substantially exceeded all current regulatory capital requirement standards.


                                              At September 30, 1996
                                             -----------------------
                                             Amount          Percent
                                             ------          -------
                                             (Dollars in thousands)
                                                  (unaudited)

Tangible Capital:
         Capital Level ..............        $8,033           12.8%
         Requirement ................           938            1.5%
                                             ------           -----
         Excess .....................        $7,095           11.3%


Core Capital:
         Capital Level ..............        $8,033           12.8%
         Requirement ................         1,875            3.0%
                                             ------           -----
         Excess .....................        $6,158            9.8%


Risk-Based Capital:
         Capital Level ..............        $8,224           19.8%
         Requirement ................         3,322            8.0%
                                             ------           -----
         Excess .....................        $4,902           11.8%

                         Part I - Financial Information



Item 2.  Management's Discussion and Analysis

General

Washington Bancorp ("Washington" or the "Company") is an Iowa corporation which was organized in October 1995 by Washington Federal Savings Bank ("Washington Federal" or the "Bank") for the purpose of becoming a savings and loan holding company. Washington Federal is a federally chartered savings bank headquartered in Washington, Iowa. Originally chartered in 1934, the Bank converted to a federal savings bank in 1994. Its deposits are insured up to the applicable limits by the Federal Deposit Insurance Corporation ("FDIC").

In March 1996, the Bank converted to the stock form of organization through the sale and issuance of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Bank, its wholly-owned subsidiary. The Company presently has no separate operations and its business consists primarily of the business of the Bank. All references to the Company, unless otherwise indicated at or before March 11, 1996 refer to the Bank.

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

Under the Deposit Insurance Funds Act of 1996 and in accordance with generally accepted accounting principles, the 65.7 basis-point, one-time SAIF assessment was accrued as of September 30, 1996. The Bank's estimated assessment is $294,310. Until October 1, 1996 the Bank was assessed at a rate of 23 basis points for the protection of FDIC insurance. Effective October 1, 1996 the annual assessment rate was reduced and a credit for the fourth quarter overpayment will be applied toward the first quarter 1997 assessment billing. The Bank anticipates an annual SAIF assessment rate of 6.4 basis points beginning January 1, 1997.

Financial Condition

Total assets. Total consolidated assets have increased from $60.9 million at June 30, 1996 to $62.5 million at September 30, 1996. This net increase is primarily due an increase in loans funded by seasonal fluctuations in the deposits.

Loans receivable. Loans receivable, net increased from $42.9 million at June 30, 1996 to $45.5 million at September 30, 1996. This increase is primarily due to the Bank's continued emphasis on serving the mortgage needs of our customers. The average first mortgage loan balance rose from $34,510 at June 30, 1996 to $35,692 at September 30, 1996. There was also a notable increase in commercial lending as a result of an active solicitation program, the Bank's reputation within the community and current commercial credit customers recommending the Bank's services to others.

Investment securities. Available-for-sale securities decreased from $14.6 million at June 30, 1996 to $12.8 million at September 30, 1996. This decrease is primarily due to the maturity of $2.0 million which were used to fund loan activity and decrease FHLB borrowings. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was less on September 30, 1996 than their carrying value due to an increase in interest rates since the purchase date of the securities. Therefore, the total balance of available-for-sale securities is offset by the gross effect of the unrealized loss.

Accrued interest receivable. Accrued interest receivable increased from $466,000 at June 30, 1996 to $625,000 at September 30, 1996. The increase is primarily due to the level of accrued interest on available-for-sale securities with semi-annual interest payments.

Deposits. Deposits increased from $44.2 million at June 30, 1996 to $46.3 million at September 30, 1996. Interest credited to customer accounts totalled $418,000, while deposits exceeded withdrawals by $1,799,000. This is primarily due to the seasonal fluctuation in the cash position of a local governmental agency. Transaction and savings deposits rose as a percentage of total deposits from $16.0 million or 34.6% at June 30, 1996 to $18.4 million or 37.6% at September 30, 1996. As a result of the increase in transaction and savings deposits, certificates of deposit decreased as a percentage of total deposits from 65.4% ($30.3 million) at June 30, 1996 to 62.4% ($30.6 million) at
September 30, 1996.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased from $5.5 million at June 30, 1996 to $4.7 million at September 30, 1996. The decrease is primarily due to the decreased need to borrow to fund loan activity because of the reduction in investment security holdings and the increase in total deposits. The majority of the borrowings are long-term advances that are paying off through monthly amortization.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased from $219,000 at June 30, 1996 to $96,000 at September 30, 1996. The decrease is primarily due to the payment of the first installment of the 1996-97 county real estate tax bills due September 30, 1996.

Accrued SAIF assessment. In accordance with generally accepted accounting principles the one-time SAIF assessment of $294,310 is shown as an outstanding liability on the September 30, 1996 balance sheet.

Total stockholders' equity. Total stockholders' equity decreased $56,000 when comparing June 30, 1996 to September 30, 1996. The decrease is primarily due to the cash dividend paid to stockholders' on August 15, 1996 totalling $53,000 and the net loss in this quarter due to the SAIF assessment. This decrease was partially offset by the decrease in unearned shares of the ESOP and the decrease in unrealized loss on available-for-sale securities.

Results of Operations - Three Months Ended September 30, 1996 As Compared To The Three Months Ended September 30, 1995 Performance summary. Net earnings decreased $118,000 to ($29,000) for the three months ended September 30, 1996 from $89,000 for the three months ended September 30, 1995. The decrease is primarily due to the accounting as of September 30, 1996 for the one-time SAIF assessment as a component of operating income and an increase of $92,000 in noninterest expense. This was partially offset by an increase of $159,000 in interest income, a decrease of $11,000 in interest expense, an increase of $34,000 in noninterest income, and a decrease of $64,000 in income tax expense. For the three months September 30, 1996 the return on average assets was (.19%) compared to .65% for the three months ended September 30, 1995, while the return on average equity was (1.12%) for the three months ended September 30, 1996 compared to 8.01% for the three months ended September 30, 1995.

Net interest income. Net interest income increased $169,000 to $565,000 for the three months ended September 30, 1996 from $396,000 for the three months ended September 30, 1995. The increase is primarily due to the increase of $159,000 in interest income to $1,192,000 for the three months ended September 30, 1996 from $1,033,000 for the three months ended September 30, 1995. Interest expense fell $11,000 to $627,000 for the three months ended September 30, 1996 from $638,000 for the three months ended September 30, 1995.

For the three months ended September 30, 1996 the average yield on interest-earning assets was 8.16% compared to 7.71% for the three months ended September 30, 1995. The average cost of interest-bearing liabilities was 4.99% for the three months ended September 30, 1996 compared to 5.14% for the three months ended September 30, 1995. The average balance of interest earning assets increased $4.8 million to $58.4 million for the three months ended September 30, 1996 from $53.6 million for the three months ended September 30, 1995. During this same period, the average balance of interest-bearing liabilities increased $700,000 to $50.2 million for the three months ended September 30, 1996 from $49.5 million for the three months ended September 30, 1995.

Due to the increase in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 3.17% for the three months ended September 30, 1996 compared to 2.57% for the three months ended September 30, 1995. The average net interest margin (annualized net interest income divided by total average assets) was 3.66% for the three months ended September 30, 1996 compared to 2.96% for the three months ended September 30, 1995.

Noninterest income. Noninterest income increased $34,000 to $57,000 for the three months ended September 30, 1996 from $22,000 for the three months ended September 30, 1995. The $19,000 increase in service charges and fees is due primarily to the $11,000 increase of overdraft fees when comparing the three months ended September 30, 1996 to the three months ended September 30, 1995 as a result of more stringent guidelines on overdrawn accounts. The $6,000 increase in insurance commissions to $13,000 for the three months ended September 30, 1996 from $7,000 for the period ended September 30, 1995 is a result of the increased sales of credit insurance products on the loan portfolio. The $8,000 increase in other noninterest income is due primarily to a gain on real estate sold in the three months ended September 30, 1996.

Noninterest expense. Noninterest expense increased $386,000 to $665,000 for the three months ended September 30, 1996 from $279,000 for the three months ended September 30, 1995. This is primarily due to the $294,310 one-time SAIF assessment that was accounted for as of September 30, 1996 as a component of operating expense. Compensation and benefit expense increased $16,000 to $160,000 for the three months ended September 30, 1996 from $144,000 for the three months ended September 30, 1995. The increase represents normal salary increases and increases in other employee benefits. Other noninterest expense increased $82,000 to $131,000 for the three months ended September 30, 1996 from $49,000 for the three months ended September 30, 1995 as a result of the increase in operating costs since the formation of Washington Bancorp.

Liquidity and capital resources. The Bank's principal sources of funds are deposits, amortization and prepayment of loan principal, borrowings, and the sale and maturities of investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition, and, most recently, the restructuring of the thrift industry. The Bank generally manages the pricing of its deposits to maintain a steady deposit balance, but has from time to time decided not to pay deposit rates that are as high as those of its competition, and when necessary, to supplement deposits with alternative sources of funds.

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At September 30, 1996, the Bank's liquidity ratio was 13.30%.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Bank requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for reverse repurchase agreements.

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1996, the Bank had outstanding commitments to extend credit which amounted to $1,931,000.

                           Part II - Other Information


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         At the annual meeting on October 15, 1996 the stockholders of Washington Bancorp re-elected two directors, ratified the adoption of the 1996 Stock Option and Incentive Plan, ratified the Recognition and Retention Plan (RRP), and ratified the appointment of McGladrey and Pullen, LLP as the auditors for the fiscal year ending June 30, 1997. Total voting by proxy was 600,890 of the 657,519 shares outstanding.

         Directors, J. Richard Wiley and Richard L. Weeks were re-elected by 98% of the voted proxies.

         The 1996 Stock Option Plans was ratified by 88% of the voted proxies. Pursuant to the 1996 Stock Option Plan, 65,751 shares of the Company's Common Stock will be repurchased from the open market, upon approval of the Office of Thrift Supervision, for issuance by the Company under the Stock Option Plan. In general, the term of stock options will expire no later than October 15, 2006. The Compensation Committee may grant either "Incentive Stock Options" as defined under Section 422 of the Code or stock options not intended to qualify as such ("non-qualified stock options"). The initial awards are 32,874 shares to a four-person executive group, and 19,726 shares to the seven-person non-executive directorial group.

         The Recognition and Retention Plan was ratified by 88% of the voted proxies. Pursuant to the RRP, 26,300 shares of the Company's Common Stock will be repurchased from the open market, upon approval of the Office of Thrift Supervision, for issuance by the Company under the RRP. In general, the RRP is administered by the Company's Compensation Committee. RRP shares have been awarded to directors, officers and employees and will vest in five equal annual installments, with the first installment vesting on October 15, 1997. RRP Shares are subject to forfeiture if the recipient ceases to remain in the continuous service (as defined by the RRP) as an employee, officer or director. In addition, the vesting of RRP Shares is subject to the Bank meeting its fully phased-in capital requirements. The initial awards are 13,152 shares to a four-person executive group, and 7,889 shares to the seven-person non-executive directorial group.

         The appointment of McGladrey and Pullen, LLP as the corporate auditors for the fiscal year ending June 30, 1996 was ratified by 99% of the voted proxies.

Item 5. Other Information.

         Employee Benefit Plans. In conjunction with the Bank's conversion to stock ownership, the Company established an Employee Stock Ownership Plan (ESOP) for eligible employees. The plan was established by amending the Savings Bank's existing profit sharing plan. Employees of the Bank are eligible to participate after they attain age 21 and complete one year of service during which they work at least 1,000 hours. The Company issued 52,602 shares of common stock to the ESOP on the date of the conversion and reorganization.

         At September 30, 1996 the ESOP held 52,602 shares of the Company's common stock, 3,253 of which were released for allocation and the remaining 49,349 were unreleased (unearned) shares. The 49,349 unreleased (unearned) shares had a fair market value of approximately $530,500 at September 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 on Regulation S-B)

             11 Computation of Earnings Per Share

             27 Financial Data Schedule

         (b) Reports on Form 8-K

             No reports in Form 8-K have been filed during the quarter for which this report was filed.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Washington Bancorp
Registrant)

Date     November 11, 1996          /s/ Stan Carlson
                                   ---------------------------------
                                   Stan Carlson, President and Chief
                                   Executive Officer

Date     November 11, 1996         /s/ Leisha A. Linge
                                  -----------------------------------
                                  Leisha A. Linge
                                  Controller