Form 10QSB
period 1996-12-31
WASHINGTON BANCORP
filed 1997-02-11
CIK 1002907

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-27910

                                 Washington Bancorp
         (Exact name of small business issuer as specified in its charter)

             Iowa                                   42-1446740
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                 Identification No.)

                  102 East Main Street, Washington, Iowa 52353
               (Address of principal executive offices)(Zip Code)

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

Common Stock, $.01 par value 657,519 shares outstanding as to February 7, 1997

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX


Part I.  Financial Information

         Item 1. Consolidated Financial Statements

               Consolidated Statements of Financial Condition at December 31, 1996 (unaudited) and June 30, 1996

               Unaudited Consolidated Statements of Income for the three months ended December 31, 1996 and 1995 and for the six months ended December 31, 1996 and 1995

               Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 1996 and 1995

               Notes to Consolidated Financial Statements

         Item 2. Management's Discussion and Analysis

Part II. Other Information

          Items 1 through 6

          Signatures

                        Washington Bancorp and Subsidiary
                 Consolidated Statements of Financial Condition


                                                                 December 31,     June 30,
                                                                    1996            1996*
                                                                 ------------   -------------

ASSETS                                                                   (unaudited)
Cash and cash equivalents:
         Interest-bearing....................................    $ 4,103,137    $  1,109,583
         Noninterest-bearing ................................        296,624         793,769
                                                                 -----------    ------------
                                                                   4,399,761       1,903,352
Investment securities, available for sale ...................     11,193,327      14,628,089
Loans receivable, net .......................................     47,523,117      42,905,699
Accrued interest receivable .................................        525,196         465,789
Federal Home Loan Bank stock ................................        433,200         369,100
Premises and equipment, net .................................        529,477         543,606
Foreclosed real estate ......................................         29,174            --
Other assets ................................................         28,092          75,308
                                                                 -----------    ------------
         Total assets........................................    $64,661,344    $ 60,890,943
                                                                 ===========    ============
LIABILITIES
Deposits ....................................................    $45,648,023    $ 44,176,448
Borrowed funds ..............................................      7,654,227       5,504,742
Advance from borrowers for
         taxes and insurance ................................        179,963         218,506
Accrued expenses and other liabilities ......................        501,323         443,082
                                                                 -----------    ------------
         Total liabilities ..................................     53,983,536      50,342,778
                                                                 -----------    ------------
STOCKHOLDERS' EQUITY Common stock:
         Common stock .......................................          6,575           6,575
         Additional paid-in capital .........................      6,180,292       6,172,680
Retained earnings ...........................................      5,010,050       4,941,449
Unrealized (loss) on investment securities,
         available for sale, net of income taxes ............        (36,459)        (68,209)
Unearned shares,
         employee stock ownership plan ......................       (482,650)       (504,330)
                                                                 -----------    ------------
         Total stockholders' equity .........................     10,677,808      10,548,165
                                                                 -----------    ------------
         Total liabilities and
           stockholders' equity..............................    $64,661,344    $ 60,890,943
                                                                 ===========    ============

*Condensed from audited financial statements

See Notes to Consolidated Financial Statements

                        Washington Bancorp and Subsidiary
                   Unaudited Consolidated Statements of Income


                                                                       Three Months                 Six Months
                                                                     Ended December 31,          Ended December 31,
                                                                     1996          1995          1996          1995
                                                                  ------------------------    ------------------------
Interest income:
         Loans receivable:
             First mortgage loans ............................    $  867,905    $  735,510    $1,684,667    $1,470,137
         Consumer and other loans ............................       156,382       116,331       294,049       221,198
         Investment securities:
                  Taxable ....................................       235,065       171,424       467,440       349,747
                  Nontaxable .................................         5,433        19,547        10,867        34,814
                                                                  ----------    ----------    ----------    ----------
                  Total interest income ......................     1,264,785     1,042,812     2,457,023     2,075,896
                                                                  ----------    ----------    ----------    ----------
Interest expense:
         Deposits ............................................       552,349       569,581     1,104,851     1,132,812
         Borrowed funds ......................................        88,727        95,694       163,201       169,995
                                                                  ----------    ----------    ----------    ----------
                  Total interest expense .....................       641,076       665,275     1,268,052     1,302,807
                                                                  ----------    ----------    ----------    ----------
                  Net interest income ........................       623,710       377,537     1,188,971       773,089

Provision for loan loss ......................................         3,000         6,000         6,000         9,000
                                                                  ----------    ----------    ----------    ----------
                  Net interest income after
                    provision for loan loss ..................       620,710       371,537     1,182,971       764,089
                                                                  ----------    ----------    ----------    ----------
Noninterest income:
         Security gains, net .................................          --          18,907           388        18,907
         Loan origination - commitment fees ..................           903         4,845         2,116
         Service charges and fees ............................        26,373        18,879        57,353        30,777
         Insurance commissions ...............................        34,116        18,890        47,511        26,437
         Other ...............................................         9,642         1,378        19,207         2,833
                                                                  ----------    ----------    ----------    ----------
                  Total noninterest income ...................        72,725        58,957       129,304        81,070
                                                                  ----------    ----------    ----------    ----------
Noninterest expense:
         Compensation and benefits ...........................       199,853       135,693       359,566       279,341
         Occupancy and equipment .............................        36,857        46,571        71,905        78,693
         SAIF deposit insurance premium.......................        30,435        28,039       357,153        57,187
         Data processing .....................................        23,901        17,226        37,561        42,329
         Other ...............................................        97,649        64,643       228,158       113,629
                                                                  ----------    ----------    ----------    ----------
                  Total noninterest expense ..................       388,695       292,172     1,054,343       571,179
                                                                  ----------    ----------    ----------    ----------
                  Income before income taxes .................       304,740       138,322       257,932       273,980
Income tax expense ...........................................       109,991        45,258        92,545        92,183
                                                                  ----------    ----------    ----------    ----------
                  Net income .................................    $  194,749    $   93,064    $  165,387    $  181,797
                                                                  ==========    ==========    ==========    ==========

Earnings per common share
         subsequent to conversion                                 $     0.32          n/a     $     0.27           n/a
                                                                  ==========    =========     ==========    ==========

Dividends per common share                                        $     0.10          n/a     $     0.18           n/a
                                                                  ==========    =========     ==========    ==========

Weighted average common shares                                       608,712          n/a        608,170           n/a
                                                                  ==========    =========     ==========    ===========

See Notes to Consolidated Financial Statements.

                        Washington Bancorp and Subsidiary
                 Unaudited Consolidated Statements of Cash Flows

                                                                       Six Months
                                                                   Ended December 31,

                                                                  1996           1995
                                                              -------------------------
Cash Flows from Operating Activities
         Net income .......................................   $   165,387    $   181,797
         Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of premiums and
              discounts on debt securities ................        36,392         57,065
         Provision for loan loss ..........................         6,000          9,000
         (Gain) on sale of investment securities ..........          (388)       (18,907)
         (Gain) on sale of foreclosed real estate .........       (13,585)          --

         Depreciation .....................................        28,285         45,196
         ESOP contribution expense ........................        29,292           --
         Deferred income taxes ............................       (16,798)        16,347
         (Increase)decrease in accrued
                  interest receivable .....................       (59,407)        23,260
         (Increase)decrease in other assets ...............        47,216       (152,944)
         Increase(decrease) in accrued expenses
                  and other liabilities ...................        55,988        (18,984)
                                                              -----------    -----------
         Net cash provided by operating activities ........       278,382        141,830
                                                              -----------    -----------
Cash Flows from Investing Activities
  Held to maturity securities:
         Maturities and calls .............................          --          166,988

  Available for sale securities:
         Sales ............................................           911      2,904,617
         Maturities and calls .............................     8,593,648      1,143,374
         Purchases ........................................    (5,145,000)          --
  Loans made to customers, net ............................    (4,639,007)      (708,607)

  Purchase of FHLB Stock ..................................        (7,200)       (64,100)
  Purchase of premises and equipment ......................       (14,156)       (14,921)
                                                              -----------    -----------
         Net cash provided by(used in) investing activities    (1,267,704)     3,484,251
                                                              -----------    -----------

                        Washington Bancorp and Subsidiary
           Unaudited Consolidated Statements of Cash Flows (Continued)

                                                                                              Six Months
                                                                                          Ended December 31,
                                                                                     ---------------------------
                                                                                         1996            1995
                                                                                     ---------------------------
Cash Flows From Financing Activities
         Net increase in deposits................................................    $ 1,471,575     $ 1,602,093
         Proceeds from Federal Home Loan Bank advances...........................     41,900,000      14,820,000
         Principal payments on
                  Federal Home Loan Bank advances ...............................    (39,750,514)    (18,996,834)
         Net(decrease) in advances from borrowers for
                  taxes and insurance ...........................................        (38,543)         (2,190)
         Payment of cash dividends ..............................................        (96,787)           --
                                                                                    ------------    ------------
                  Net cash provided by(used in)
                           financing activities .................................      3,485,731      (2,576,931)
                                                                                    ------------    ------------

                  Net increase in cash
                           and cash equivalents .................................      2,496,409       1,049,150

Cash and cash equivalents:
         Beginning ..............................................................      1,903,352       1,658,043
                                                                                    ------------    ------------

         Ending .................................................................   $  2,707,193    $  4,339,761
                                                                                    ============    ============


Supplemental Disclosures of Cash Flow Information
         Cash payments for:
                  Interest paid to depositors....................................   $    872,644    $    900,605
                  Interest paid on other obligations ............................        163,201         169,995
                  Income taxes, net of refunds ..................................         78,100         134,400

Supplemental Schedule of Noncash Investing
         and Financing Activities
         Transfer from loans to foreclosed real estate...........................   $    106,289    $       --
         Contract sales of foreclosed real estate ...............................         90,700            --


See Notes to Consolidated Financial Statements.

                        Washington Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements


Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month periods and six month periods ended December 31, 1996 and 1995, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1996 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Under the 1996 Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Banks taxable year beginning January 1, 1996. In addition, the Bank will be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's portfolio decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. This legislation will result in the Bank's recapture of reserves with the aggregate tax liability of approximately $156,000. Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

Deposit Insurance Funds Act of 1996. In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits paid a special assessment, subject to adjustment, of 65.7 basis points on the Savings Association Insurance Fund (SAIF) deposits held as of March 31, 1995. Washington Federal Savings Bank's assessment totalled $294,310. The Funds Act provides that the amount of special assessment will be deductible for federal income tax purposes for the taxable year in which the special assessment is paid.

The SAIF-assessable base for the fourth quarter of 1996 was assessed at a rate of 23 to 31 basis points as part of the regular annual deposit insurance assessment. In view of the recapitalization of the SAIF, the FDIC proposed a reduction of the assessment rate for the SAIF-assessable deposits for periods beginning October 1, 1996. Overpayment of the fourth quarter assessments totalling $5,806 was refunded or credited using regular quarterly payment procedures. Beginning January 1, 1997 the SAIF-assessable base will range from 0 to 27 basis points, the same risk-based assessment as BIF members. The Funds Act expanded the base of the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both SAIF- and BIF-insured deposits beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The anticipated FICO assessments of 6.4 basis points on SAIF members and 1.3 basis points on BIF members will be added to the regular assessment.

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

Earnings per common share. The earnings per common share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered outstanding for the purpose of computing earnings per share. Earnings per share information for the three months ended December 31, 1996 and six months ended December 31, 1996 is calculated by dividing net income by the weighted average number of shares outstanding. Earnings per share is not applicable for the three months ended December 31, 1995 nor the six months ended December 31, 1995 because the Bank was a mutual association at that time.

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1996 the capital requirements of the Bank under FIRREA and its actual capital ratios. As of December 31, 1996 the Bank substantially exceeded all current regulatory capital requirement standards.


                                             At December 31,  1996
                                             ---------------------
                                             Amount       Percent
                                             ------       --------
                                            (Dollars in thousands)
                                                 (unaudited)

Tangible Capital:
         Capital Level ..............        $8,251         12.8%
         Requirement ................           970         1.5%
                                             ------         ----
         Excess .....................        $7,281         11.3%
                                             ======         ====

Core Capital:
         Capital Level ..............        $8,251         12.8%
         Requirement ................         1,941          3.0%
                                             ------         ----
         Excess .....................        $6,158          9.8%
                                             ======         ====

Risk-Based Capital:
         Capital Level ..............        $8,447         21.1%
         Requirement ................         3,195          8.0%
                                             ------         ----
         Excess .....................        $5,252         13.1%
                                             ======         ====

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

         Under the Deposit  Insurance  Funds Act of 1996 the Bank was assessed a
65.7 basis-point, one-time SAIF fee which totalled $294,310. Until October 1, 1996 the Bank was assessed at a rate of 23 basis points for the protection of FDIC insurance. Effective October 1, 1996 the annual assessment rate was reduced and a $5,806 credit for the fourth quarter overpayment was applied toward the first quarter 1997 assessment billing. The Bank will be charged an annual SAIF assessment rate of 6.4 basis points beginning January 1, 1997.

Financial Condition

Total assets. Total consolidated assets have increased from $60.9 million at June 30, 1996 to $64.7 million at December 31, 1996. This net increase is primarily due an increase in net loans receivable funded by a decrease in available-for-sale investment securities and an increase in borrowed funds.

Loans receivable. Loans receivable, net increased from $42.9 million at June 30, 1996 to $47.6 million at December 31, 1996. This increase is primarily due to the Bank's continued emphasis on serving the mortgage needs of our customers. The average first mortgage loan balance rose from $34,510 at June 30, 1996 to $36,266 at December 31, 1996. There was also a $1.5 million increase in commercial lending as a result of an active solicitation program, the Bank's reputation within the community and current commercial credit customers recommending the Bank's services to others.

Investment securities. Available-for-sale securities decreased from $14.6 million at June 30, 1996 to $11.2 million at December 31, 1996. This decrease is primarily due to the maturity or call of $8.6 million in available-for-sale securities which were partially used to fund loan activity and partially reinvested in available-for-sale securities. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was less on December 31, 1996 than their carrying value due to an increase in interest rates since the purchase date of the securities. Therefore, the total balance of available-for-sale securities is offset by the gross effect of the unrealized loss.

Accrued interest receivable. Accrued interest receivable increased from $466,000 at June 30, 1996 to $525,000 at December 30, 1996. The increase is primarily due to the increase in loans receivable, net.

Deposits. Deposits increased from $44.2 million at June 30, 1996 to $45.6 million at December 31, 1996. Interest credited to customer accounts totalled $873,000, while deposits exceeded withdrawals by $527,000. Transaction and savings deposits increased as a percentage of total deposits from $13.9 million or 31.4% at June 30, 1996 to $15.0 million or 32.8% at December 31, 1996. As a result of the increase in transaction and savings deposits, certificates of deposit decreased as a percentage of total deposits from 68.6% ($30.3 million) at June 30, 1996 to 67.2% ($30.7 million) at December 31, 1996.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased from $5.5 million at June 30, 1996 to $7.7 million at December 31, 1996. The increase is primarily due to the increased need to borrow to fund loan activity.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased from $219,000 at June 30, 1996 to $180,000 at December 31, 1996. The decrease is primarily due to the annual escrow analysis on the Bank's mortgage loans which was processed in December, 1996.

Total stockholders' equity. Total stockholders' equity increased $130,000 when comparing December 31, 1996 to June 30, 1996. The increase is primarily due to the $165,387 net income for the six months ended December 31, 1996 offset by the $96,787 cash dividend paid to shareholders on August 15, 1996 and November 15, 1996. The increase in equity was also due to the decrease in unearned shares of the ESOP and the decrease in unrealized loss on available-for-sale securities.

Results of Operations - Six Months Ended December 31, 1996 As Compared To The Six Months Ended December 31, 1995

Performance summary. Net earnings decreased $17,000 to $165,000 for the six months ended December 31, 1996 from $182,000 for the six months ended December 31, 1995. The decrease is primarily due to the $294,000 one-time SAIF assessment included in the $483,000 increase in noninterest expense. This was partially offset by an increase of $381,000 in interest income, a $35,000 decrease in interest expense and a $48,000 increase in noninterest income. For the six months ended December 31, 1996 the annualized return on average assets was 0.53% compared to 0.66% for the six months ended December 31, 1995, while the annualized return on average equity was 3.13% for the six months ended December 31, 1996 compared to 8.21% for the six months ended December 31, 1995. The decrease in the annualized return on average equity is due to the increase in stockholders' equity from the conversion in March of 1996.

Net interest income. Net interest income increased $416,000 to $1.2 million for the six months ended December 31, 1996 from $773,000 for the six months ended December 30, 1995. The increase is primarily due to the increase of $381,000 in interest income to $2.5 million for the six months ended December 31, 1996 from $2.1 million for the six months ended December 31, 1995. Interest expense decreased $35,000 when comparing the six months ended December 31, 1996 to the six months ended December 31, 1995.

For the six months ended December 31, 1996 the average yield on interest-earning assets was 8.22% compared to 7.78% for the six months ended December 31, 1995. The average cost of interest-bearing liabilities was 5.21% for the six months ended December 31, 1996 compared to 5.31% for the six months ended December 31, 1995. The average balance of interest-earning assets increased $6.4 million to $59.7 million for the six months ended December 31, 1996 from $53.3 million for the six months ended December 31, 1995. During this same period, the average balance of interest-bearing liabilities decreased $344,000 to $48.7 million for the six months ended December 31, 1996 from $49.0 million for the six months ended December 31, 1995.

Due to the increase in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 3.01% for the six months ended December 31, 1996 compared to 2.47% for the six months ended December 31, 1995. The average net interest margin (annualized net interest income divided by total average assets) was 3.79% for the six months ended December 31, 1996 compared to 2.82% for the six months ended December 31, 1995.

Noninterest income. Noninterest income increased $48,000 to $129,000 for the six months ended December 31, 1996 from $81,000 for the six months ended December 31, 1995. The $27,000 increase in service charges and fees is primarily due to the increase in overdraft fees when comparing the six months ended December 31, 1996 to the six months ended December 31, 1995 as a result of more stringent guidelines on overdrawn accounts. The $21,000 increase in insurance commissions to $48,000 for the six months ended December 31, 1996 from $26,000 for the period ended December 31, 1995 is a result of the increased sales of credit insurance products on the loan portfolio. The $17,000 increase in other noninterest income is primarily due to the increase in gains on real estate sold when comparing the six months ended December 31, 1996 to six months ended December 31, 1995. There was a $2,000 increase in loan fees when comparing the six months ended December 31, 1996 to December 31, 1995. These increases were offset by a decrease of $19,000 in gains from the sale of available-for-sale securities when comparing the six months ended December 31, 1996 to the six months ended December 31, 1995.

Noninterest expense. Noninterest expense increased $483,000 to $1.1 million for the six months ended December 31, 1996 from $571,000 for the six months ended December 31, 1995. The $300,000 increase in SAIF deposit insurance premium is primarily due to the $294,000 one-time SAIF assessment. Compensation and benefit expense increased $80,000 to $359,000 for the six months ended December 31, 1996 from $279,000 for the six months ended December 31, 1995. The increase is compensation is partially due to a $13,000 increase in fees paid to the credit insurance brokers to $29,000 for the six months ended December 31, 1996 from $16,000 for the six months ended December 31, 1995 as a result of increased credit insurance sales. Also there were normal salary increases and increases in other employee benefits totalling $64,000 which includes a $25,000 expense for the Recognition and Retention Plan approved on October 15, 1996 at the Company's annual meeting. Other noninterest expense increased $114,000 to $228,000 for the six months ended December 31, 1996 from $114,000 for the six months ended December 31, 1995 primarily as a result of the increase in operating costs since the formation of Washington Bancorp. Also, this was partially a result of the $12,000 increase in cost of real estate sold to $13,000 for the six months ended December 31, 1996 from $1,000 for the six months ended December 31, 1995, as well as a $9,000 increase in legal services to $11,000 for the six months from $1,000 for the six months ended December 31, 1995 and a $36,000 increase in auditing and accounting to $38,000 for the six months ended December 31, 1996 from $2,000 for the six months ended December 31, 1995. The increases were offset by a $7,000 decrease in occupancy and equipment expense and a $5,000 decrease in data processing expense when comparing the six months ended December 31, 1996 to December 31, 1995.

Results of Operations - Three Months Ended December 31, 1996 As Compared To The Three Months Ended December 31, 1995 Performance summary. Net earnings increased $102,000 to $195,000 for the three months ended December 31, 1996 from $93,000 for the three months ended December 31, 1995. The increase is primarily due to the increase of $222,000 in interest income, a decrease of $24,000 in interest expense, and an increase of $14,000 in noninterest income. This was partially offset by an increase of $96,000 in noninterest expense and an increase of $65,000 in income tax expense. For the three months ended December 31, 1996 the annualized return on average assets was 1.22% compared to .68% for the three months ended December 31, 1995, while the annualized return on average equity was 7.36% for the three months ended December 31, 1996 compared to 8.14% for the three months ended December 31, 1995.

Net interest income. Net interest income increased $246,000 to $624,000 for the three months ended December 31, 1996 from $378,000 for the three months ended December 30, 1995. The increase is primarily due to the increase of $222,000 in interest income to $1,265,000 for the three months ended December 31, 1996 from $1,043,000 for the three months ended December 31, 1995. Interest expense fell $24,000 to $641,000 for the three months ended December 31, 1996 from $665,000 for the three months ended December 31, 1995.

For the three months ended December 31, 1996 the average yield on interest-earning assets was 8.28% compared to 7.83% for the three months ended December 31, 1995. The average cost of interest-bearing liabilities was 5.14% for the three months ended December 31, 1996 compared to 5.45% for the three months ended December 31, 1995. The average balance of interest-earning assets increased $7.8 million to $61.0 million for the three months ended December 31, 1996 from $53.2 million for the three months ended December 31, 1995. During this same period, the average balance of interest-bearing liabilities increased $1.1 million to $49.9 million for the three months ended December 31, 1996 from $48.8 million for the three months ended December 31, 1995.

Due to the increase in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 3.14% for the three months ended December 31, 1996 compared to 2.38% for the three months ended December 31, 1995. The average net interest margin (annualized net interest income divided by total average assets) was 3.92% for the three months ended December 31, 1996 compared to 2.77% for the three months ended December 31, 1995.

Noninterest income. Noninterest income increased $14,000 to $73,000 for the three months ended December 31, 1996 from $59,000 for the three months ended December 31, 1995. The $7,000 increase in service charges and fees is primarily due to the increase in overdraft fees when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995 as a result of more stringent guidelines on overdrawn accounts. The $15,000 increase in insurance commissions to $34,000 for the three months ended December 31, 1996 from $19,000 for the period ended December 31, 1995 is a result of the increased sales of credit insurance products on the loan portfolio. Other noninterest income increased $8,000 primarily as a result of an increase in gains on real estate sold when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995. Loan fees increased $2,000 when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995. These increases were offset by a decrease of $19,000 in gains from the sale of available-for-sale securities when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995.

Noninterest expense. Noninterest expense increased $96,000 to $388,000 for the three months ended December 31, 1996 from $292,000 for the three months ended December 31, 1995. Compensation and benefit expense increased $64,000 to $200,000 for the three months ended December 31, 1996 from $136,000 for the three months ended December 31, 1995. The increase represents normal salary increases, a $9,000 increase in fees paid to the credit insurance brokers to $22,000 for the three months ended December 31, 1996 from $13,000 for the three months ended December 31, 1995, and increases in other employee benefits including the $25,000 expense for the Recognition and Retention Plan approved on October 15, 1996 at the Company's annual meeting. Other noninterest expense increased $33,000 to $97,000 for the three months ended December 31, 1996 from $64,000 for the three months ended December 31, 1995 as a result of the $5,000 increase in cost of real estate sold when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995, as well as a $7,000 increase in legal services to $8,000 for the three months from $1,000 for the three months ended December 31, 1995 and an $8,000 increase in auditing and accounting when comparing the three months ended December 31, 1996 to the three months ended December 31, 1995.

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

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1996, the Bank's liquidity ratio was 9.91%.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1996, the Bank had outstanding commitments to extend credit which amounted to $1,535,250.

                           Part II - Other Information


Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

         At December 31, 1996 the ESOP held 52,602 shares of the Company's common stock, 4,337 of which were released for allocation and the remaining 48,265 were unreleased (unearned) shares. The 48,265 unreleased (unearned) shares had a fair market value of approximately $615,379 at December 31, 1996.

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


                                         Washington Bancorp
            (Registrant)

Date February 7, 1997           /s/ Stan Carlson
     ----------------           ---------------------------------
                                Stan Carlson, President and Chief
                                Executive Officer

Date February 7, 1997           /s/ Leisha A. Linge
     ----------------           ---------------------------------
                                Leisha A. Linge, Controller