Form 10QSB
period 1997-03-31
WASHINGTON BANCORP
filed 1997-05-14
CIK 1002907

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                        OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 0-27910

                               Washington Bancorp
        -----------------------------------------------------------------
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value, 657,519 shares outstanding as of May 7, 1997

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information
         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition at March 31, 1997 (unaudited) and June 30, 1996

                  Unaudited Consolidated Statements of Income for the three months ended March 31, 1997 and 1996 and for the nine months ended March
                  31, 1997 and 1996

                  Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 1997 and 1996

                  Notes to Consolidated Financial Statements

                  Item 2.  Management's Discussion and Analysis

Part II.          Other Information

                  Items 1 through 6

                  Signatures

                        Washington Bancorp and Subsidiary
                 Consolidated Statements of Financial Condition

                                                                 March 31,        June 30,
                                                                   1997             1996*
                                                                ------------    ------------
ASSETS                                                          (unaudited)
Cash and cash equivalents:
         Interest-bearing....................................   $  2,874,531    $  1,109,583
         Noninterest-bearing ................................        242,841         793,769
                                                                ------------    ------------
                                                                   3,117,372       1,903,352
Investment securities, available for sale ...................     10,678,448      14,628,089
Loans receivable, net .......................................     49,622,447      42,905,699
Accrued interest receivable .................................        599,248         465,789
Federal Home Loan Bank stock ................................        433,200         369,100
Premises and equipment, net .................................        553,514         543,606
Other assets ................................................         64,165          75,308
                                                                ------------    ------------
         Total assets........................................   $ 65,068,394    $ 60,890,943
                                                                ============    ============
LIABILITIES
Deposits ....................................................   $ 47,999,150    $ 44,176,448
Borrowed funds ..............................................      5,928,244       5,504,742
Advance from borrowers for taxes and insurance ..............         99,836         218,506
Accrued expenses and other liabilities ......................        557,426         443,082
                                                                ------------    ------------
         Total liabilities ..................................     54,584,656      50,342,778
                                                                ------------    ------------
STOCKHOLDERS' EQUITY Common stock:
         Common stock .......................................          6,575           6,575
         Additional paid-in capital .........................      6,183,789       6,172,680
Retained earnings ...........................................      5,162,433       4,941,449
Treasury stock ..............................................       (348,562)           --
Unrealized (loss) on investment securities, available for
         sale, net of income taxes ..........................        (47,507)        (68,209)
Unearned shares, employee stock ownership plan ..............       (472,990)       (504,330)
                                                                ------------    ------------
         Total stockholders' equity .........................     10,483,738      10,548,165
                                                                ------------    ------------
         Total liabilities and stockholders' equity .........   $ 65,068,394    $ 60,890,943
                                                                ============    ============

*  Condensed from audited financial statements

See Notes to Consolidated Financial Statements

                        Washington Bancorp and Subsidiary
                   Unaudited Consolidated Statements of Income

                                                               Three Months               Nine Months
                                                              Ended March 31,           Ended March 31,
                                                          -----------------------    -----------------------
                                                             1997         1996         1997         1996
                                                          ----------   ----------    ----------   ----------
Interest income:
         Loans receivable:
         First mortgage loans .........................   $  884,140   $  743,806    $2,568,807   $2,213,943
         Consumer and other loans .....................      175,440      117,619       469,489      338,818
         Investment securities:
                  Taxable .............................      199,561      164,339       667,001      514,086
                  Nontaxable ..........................        5,433        6,055        16,300       40,868
                                                          ----------   ----------    ----------   ----------
                  Total interest income ...............    1,264,574    1,031,819     3,721,597    3,107,715
                                                          ----------   ----------    ----------   ----------
Interest expense:
         Deposits .....................................      557,918      560,651     1,662,769    1,693,464
         Borrowed funds ...............................       70,276       41,487       233,477      211,482
                                                          ----------   ----------    ----------   ----------
                  Total interest expense ..............      628,194      602,138     1,896,246    1,904,946
                                                          ----------   ----------    ----------   ----------
                  Net interest income .................      636,380      429,681     1,825,351    1,202,769

Provision for loan loss ...............................       19,085        3,000        25,085       12,000
                                                          ----------   ----------    ----------   ----------
                  Net interest income after
                    provision for loan loss ...........      617,295      426,681     1,800,266    1,190,769
                                                          ----------   ----------    ----------   ----------
Noninterest income:
         Security gains, net ..........................         --         13,627           388       32,534
         Loan origination - commitment fees. . ...1,131        5,326        5,976         7,441
         Service charges and fees .....................       27,107       27,465        84,460       58,242
         Insurance commissions ........................       14,189        5,794        61,700       32,231
         Other ........................................       24,694        5,234        43,901        8,086
                                                          ----------   ----------    ----------   ----------
                  Total noninterest income ............       67,121       57,446       196,425      138,534
                                                          ----------   ----------    ----------   ----------
Noninterest expense:
         Compensation and benefits ....................      185,208      139,244       544,774      418,565
         Occupancy and equipment ......................       35,143       33,000       107,048      111,672
         SAIF deposit insurance premium................        2,014       29,079       359,167       86,266
         Data processing ..............................       20,243       22,593        57,804       64,922
         Other ........................................       95,810       80,583       323,968      194,250
                                                          ----------   ----------    ----------   ----------
                  Total noninterest expense ...........      338,418      304,499     1,392,761      875,675
                                                          ----------   ----------    ----------   ----------
                  Income before income taxes ..........      345,998      179,628       603,930      453,628
Income tax expense ....................................      134,989       65,936       227,534      158,139
                                                          ----------   ----------    ----------   ----------
                  Net income ..........................      211,009   $  113,692    $  376,396   $  295,489
                                                          ==========   ==========    ==========   ==========
Earnings per common share .............................   $     0.34   $     0.01*   $     0.61   $     0.01*
                                                          ==========   ==========    ==========   ==========
Dividends per common share ............................   $     0.10          n/a    $     0.28          n/a
                                                          ==========   ==========    ==========   ==========
Weighted average common shares ........................      617,843      605,459       616,934      605,459
                                                          ==========   ==========    ==========   ==========

See Notes to Consolidated Financial Statements
*Net income subsequent to conversion on March 11, 1996 was $4,899.

                        Washington Bancorp and Subsidiary
                 Unaudited Consolidated Statements of Cash Flows

                                                                      Nine Months
                                                                    Ended March 31,
                                                              --------------------------
                                                                  1997           1996
                                                              -----------    -----------

Cash Flows from Operating Activities
         Net income .......................................   $   376,396    $   295,489
Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of premiums and
              discounts on debt securities ................        33,594         61,801
         Provision for loan loss ..........................        25,085         12,000
         (Gain) on sale of investment securities ..........          (388)       (32,534)
         (Gain) on sale of foreclosed real estate .........       (36,911)          --
         Depreciation .....................................        40,989         60,845
         ESOP contribution expense ........................        42,449           --
         Deferred income taxes ............................       (16,798)        16,347
         (Increase)decrease in accrued
                  interest receivable .....................      (133,459)       (10,330)
         (Increase)decrease in other assets ...............        11,143          6,549
         Increase(decrease) in accrued expenses
                  and other liabilities ...................       118,720        111,311
                                                              -----------    -----------
         Net cash provided by operating activities ........       460,820        521,478
                                                              -----------    -----------
Cash Flows from Investing Activities
  Held to maturity securities:
         Maturities and calls .............................          --          166,988
  Available for sale securities:
         Sales ............................................           911      3,518,244
         Maturities and calls .............................    10,093,648      2,093,554
         Purchases ........................................    (6,145,000)      (890,000)
  Loans made to customers, net ............................    (6,704,922)    (1,032,210)

  Purchase of FHLB Stock ..................................        (7,200)       (64,100)
  Purchase of premises and equipment ......................       (50,897)       (23,575)
                                                              -----------    -----------
         Net cash provided by(used in) investing activities    (2,870,360)     3,825,801
                                                              -----------    -----------

                                   (continued)

                        Washington Bancorp and Subsidiary
           Unaudited Consolidated Statements of Cash Flows (Continued)

                                                                                             Nine Months
                                                                                           Ended March 31,
                                                                                     ---------------------------
                                                                                        1997             1996
                                                                                     -----------    ------------
Cash Flows From Financing Activities
         Net increase in deposits................................................    $ 3,822,702    $  6,069,379
         Proceeds from Federal Home Loan Bank advances...........................     65,050,000      14,320,000
         Principal payments on
                  Federal Home Loan Bank advances ...............................    (64,626,498)    (18,520,924)
         Net(decrease) in advances from borrowers for
                  taxes and insurance ...........................................       (118,669)        (95,495)
         Purchase of 26,300 shares of common stock
                  for the treasury ..............................................       (348,563)           --
         Proceeds from issuance of 604,917 shares
                  of common stock ...............................................           --         6,049,170
         Payments for expenses incurred relating to
                  conversion to stock form ......................................           --          (396,477)
         Payment of cash dividends ..............................................       (155,412)           --

                                                                                    ------------    ------------
                  Net cash provided by(used in)
                           financing activities .................................      3,623,560       7,425,653
                                                                                    ------------    ------------

                  Net increase in cash
                           and cash equivalents .................................      1,214,020      11,772,932
Cash and cash equivalents:
         Beginning ..............................................................      1,903,352       1,658,043
                                                                                    ------------    ------------
         Ending .................................................................   $ 13,430,975    $  3,117,372
                                                                                    ============    ============

Supplemental Disclosures of Cash Flow Information
         Cash payments for:
                  Interest paid to depositors....................................   $  1,420,143    $  1,650,441
                  Interest paid on other obligations ............................        233,477         221,482
                  Income taxes, net of refunds ..................................        161,408         134,446
Supplemental Schedule of Noncash Investing
         and Financing Activities
         Transfer from loans to foreclosed real estate...........................        106,289            --
         Contract sales of foreclosed real estate ...............................        143,200            --

See Notes to Consolidated Financial Statements

                        Washington Bancorp and Subsidiary

                   Notes to Consolidated Financial Statements



Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month periods and nine month periods ended March 31, 1997 and 1996, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1996 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Under the 1996 Act, the PTI Method was repealed and the Bank has been required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Banks taxable year beginning January 1, 1996. In addition, the Bank is required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's portfolio decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. This legislation will result in the Bank's recapture of reserves with the aggregate tax liability of approximately $156,000. Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

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

The SAIF-assessable base for the fourth quarter of calendar year 1996 was assessed at a rate of 23 to 31 basis points as part of the regular annual deposit insurance assessment. In view of the recapitalization of the SAIF, the FDIC reduced the assessment rate for the SAIF-assessable deposits for periods beginning October 1, 1996. Overpayment of the fourth quarter assessment totalling $5,806 was credited toward the regular quarterly payment due January 2, 1997. Beginning January 1, 1997 the SAIF-assessable base ranges from 0 to 27 basis points, the same risk-based assessment as BIF members. Washington Federal Savings Bank has a risk classification of 1A and an annual SAIF-assessable base rate of 0.

The Funds Act expanded the base of the payments on the bonds (the "FICO bonds") issued in the late 1980s by the Financing Corporation to recapitalize the now defunct Federal Savings and Loan Insurance Corporation to include the deposits of both SAIFand BIF-insured deposits beginning January 1, 1997. Until December 31, 1999, or such earlier date on which the last savings association ceases to exist, the rate of assessment for BIF-assessable deposits will be one-fifth of the rate imposed on SAIF-assessable deposits. The FICO assessment of 6.5 basis points on SAIF members and 1.3 basis points on BIF members has been added to the regular assessment.

Earnings per common share. The earnings per common share amounts were computed using the weighted average number of shares outstanding during the periods presented. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered outstanding for the purpose of computing earnings per share. Using the treasury stock method, the amount of dilution as a result of the potential exercise of the stock option plan is reported as a number of shares of common stock considered outstanding for the purpose of computing earnings per share. Weighted average shares of common stock purchased for the treasury are not considered outstanding for the purpose of computing earnings per share. The weighted average shares of common stock allocated under the recognition and retention plan are considered outstanding for the purpose of computing earnings per share. Earnings per share information for the three months ended March 31, 1997 and nine months ended March 31, 1997 is calculated by dividing net income by the weighted average number of shares outstanding. Earnings per share information for the three months ended March, 1996 and the nine months ended March, 1996 is calculated by dividing net income, subsequent to the mutual to stock conversion, by the weighted average number of shares outstanding. Net income subsequent to conversion was $4,899 for the periods ended March 31, 1996.

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1997 the capital requirements of the Bank under
FIRREA and its actual capital ratios. As of March 31, 1997 the Bank substantially exceeded all current regulatory capital requirement standards.


                                              At March 31,  1997
                                            ----------------------
                                             Amount        Percent
                                            -------        -------
                                            (Dollars in thousands)
                                                 (unaudited)

Tangible Capital:
         Capital Level ..............        $8,481          13.0%
         Requirement ................           977           1.5%
                                             ------         ------
         Excess .....................        $7,504          11.5%
                                             ======         ======

Core Capital:
         Capital Level ..............        $8,481          13.0%
         Requirement ................         1,953           3.0%
                                             ------         ------
         Excess .....................        $6,528          10.0%
                                             ======         ======

Risk-Based Capital:
         Capital Level ..............        $8,682          20.9%
         Requirement ................         3,322           8.0%
                                             ------         ------
         Excess .....................        $5,360          12.9%
                                             ======         ======

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

Under the Deposit Insurance Funds Act of 1996 the Bank was assessed a 65.7 basis-point, one-time SAIF fee which totalled $294,310. As of September 30, 1996 the Bank was assessed at a rate of 23 basis points for the protection of FDIC insurance. Effective October 1, 1996 the annual assessment rate was reduced and a $5,806 credit for the fourth quarter overpayment was applied toward the first quarter 1997 assessment billing. Since January 1, 1997 the Bank has been charged an annual SAIF FICO assessment rate of 6.5 basis points.

Washington Bancorp repurchased 26,300 shares of common stock during the three months ended March 31, 1997 with the intention that such shares will be used to fund the recognition and retention plan.

Financial Condition

Total assets. Total consolidated assets have increased from $60.9 million at June 30, 1996 to $65.1 million at March 31, 1997. This net increase is primarily due an increase in net loans receivable funded primarily by a decrease in available for sale investment securities, an increase in deposits and to a lesser extent, an increase in borrowings.

Loans receivable. Loans receivable, net increased from $42.9 million at June 30, 1996 to $49.6 million at March 31, 1997. This increase is primarily due to the Bank's continued emphasis on serving the mortgage needs of our customers. The average first mortgage loan balance rose from $34,510 at June 30, 1996 to $36,656 at March 31, 1997. There was also a $3.6 million increase in commercial lending as a result of an active solicitation program, the Bank's reputation within the community and current commercial credit customers recommending the Bank's services to others.

Investment securities. Available-for-sale securities decreased from $14.6 million at June 30, 1996 to $10.6 million at March 31, 1997. This decrease is primarily due to the maturity or call of $10.1 million in available-for-sale securities which were partially used to fund loan activity and partially reinvested in available-for-sale securities. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was less on March, 1997 than their carrying value due to an increase in interest rates since the purchase date of the securities. Therefore, the total balance of available-for-sale securities is offset by the gross effect of the unrealized loss.

Accrued interest receivable. Accrued interest receivable increased from $466,000 at June 30, 1996 to $599,000 at March 31, 1997. The increase is primarily due to the increase in loans receivable, net.

Deposits. Deposits increased from $44.2 million at June 30, 1996 to $48.0 million at March 31, 1997. Interest credited to customer accounts totalled $1.4 million, while deposits exceeded withdrawals by $2.4 million. Transaction and savings deposits increased as a percentage of total deposits from $13.9 million or 31.4% at June 30, 1996 to $16.5 million or 34.4% at March 31, 1997. As a result of the increase in transaction and savings deposits, certificates of deposit decreased as a percentage of total deposits from $30.3 million or 68.6% at June 30, 1996 to $31.5 million or 65.6% at March 31, 1997.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased from $5.5 million at June 30, 1996 to $5.9 million at March 31, 1997. The increase is primarily due to the increased need to borrow to fund loan activity.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased from $219,000 at June 30, 1996 to $100,000 at March 31, 1997. The decrease is primarily due to the payment of the second half of the county real estate taxes due on March 31, 1997.

Total stockholders' equity. Total stockholders' equity decreased $64,000 when comparing March 31, 1997 to June 30, 1996. The decrease is primarily due to the repurchase of 26,300 shares of common stock with the intention that such shares will be used to fund the recognition and retention plan at a cost of $349,000. The $376,000 net income for the nine months ended March 31, 1997 was partially offset by the cash dividends paid to shareholders on August 15, 1996, November 15, 1996, and February 15, 1997 totalling $155,000. The decrease in equity was also offset by the $42,000 decrease in unearned shares of the ESOP and the $20,000 decrease in unrealized loss on available-for-sale securities.

Results of Operations - Nine Months Ended March 31, 1997 As Compared To The Nine Months Ended March 31, 1996

Performance summary. Net earnings increased $81,000 to $376,000 for the nine months ended March 31, 1997 from $295,000 for the nine months ended March 31, 1996. The increase is primarily due to the increase of $614,000 in interest income, a $9,000 decrease in interest expense, and a $58,000 increase in noninterest income. This was partially offset by the $294,000 one-time SAIF assessment included in the $517,000 increase in non-interest expense. For the nine months ended March 31, 1997 the annualized return on average assets was 0.79% compared to 0.71% for the nine months ended March 31, 1996, while the annualized return on average equity was 4.76% for the nine months ended March 31, 1997 compared to 7.69% for the nine months ended March 31, 1996. The decrease in the annualized return on average equity is due to the increase in stockholders' equity from the conversion in March of 1996.

Net interest income. Net interest income increased $623,000 to $1.8 million for the nine months ended March 31, 1997 from $1.2 million for the nine months ended March 31, 1996. The increase is primarily due to the increase of $614,000 in interest income to $3.7 million for the nine months ended March 31, 1997 from $3.1 million for the nine months ended March 31, 1996. Interest expense decreased $9,000 when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1996.

For the nine months ended March 31, 1997 the average yield on interest-earning assets was 8.24% compared to 7.75% for the nine months ended March 31, 1996. The increase in the average yield on interest-earning assets can be attributed to the increase in loans receivable; particularly commercial loans. The average cost of interest-bearing liabilities was 5.14% for the nine months ended March 31, 1997 compared to 5.20% for the nine months ended March 31, 1996. The decrease in average cost of interest-bearing liabilities can be attributed to the increase in transaction and savings accounts, which have a lower interest rate, as a ratio of total deposits. The average balance of interest-earning assets increased $16.7 million to $60.2 million for the nine months ended March 31, 1997 from $53.5 million for the nine months ended March 31, 1996. During this same period, the average balance of interest-bearing liabilities increased $384,000 to $49.2 million for the nine months ended March 31, 1997 from $48.8 million for the nine months ended March 31, 1996.

Due primarily to the increase in yield on the interest-earning assets, the average interest rate spread was 3.10% for the nine months ended March 31, 1997 compared to 2.55% for the nine months ended March 31, 1996. The average net interest margin (annualized net interest income divided by total average assets) was 3.85% for the nine months ended March 31, 1997 compared to 2.89% for the nine months ended March 31, 1996.

Provision for loan loss. Provision for loan loss increased $13,000 to $25,000 for the nine months ended March 31, 1997 from $12,000 for the nine months ended March 31, 1996. The increase is primarily due to a special provision made in January 1997 as a result of a gain on a foreclosed property which totalled $15,000. The regular provision for loan loss expense decreased $2,000 to $10,000 for the nine months ended March 31, 1997 from $12,000 for the nine months ended March 31, 1996.

Noninterest income. Noninterest income increased $58,000 to $196,000 for the nine months ended March 31, 1997 from $139,000 for the nine months ended March 31, 1996. The $26,000 increase in service charges and fees is primarily due to the increase in overdraft fees when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1996 as a result of more stringent guidelines on overdrawn accounts. The $30,000 increase in insurance commissions to $62,000 for the nine months ended March 31, 1997 from $32,000 for the period ended March 31, 1996 is a result of the increased sales of credit insurance products on the loan portfolio. The $36,000 increase in other noninterest income is primarily due to the increase in gains on real estate sold when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1996. These increases were offset by a $1,000 decrease in loan fees and a $32,000 decrease in gains from the sale of available-for-sale securities when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1996.

Noninterest expense. Noninterest expense increased $517,000 to $1.4 million for the nine months ended March 31, 1997 from $876,000 for the nine months ended March 31, 1996. The $273,000 increase in SAIF deposit insurance premium is primarily due to the $294,000 one-time SAIF assessment. Compensation and benefit expense increased $126,000 to $545,000 for the nine months ended March 31, 1997 from $419,000 for the nine months ended March 31, 1996. The increase in compensation is partially due to an $18,000 increase in fees paid to the credit insurance brokers to $37,000 for the nine months ended March 31, 1997 from $18,000 for the nine months ended March 31, 1996 as a result of increased credit insurance sales. Also there were normal salary increases and increases in other employee benefits totalling $108,000 which includes a $46,000 expense for the recognition and retention plan which was ratified on October 15, 1996 and a $42,000 expense for the ESOP. Other noninterest expense increased $130,000 to $324,000 for the nine months ended March 31, 1997 from $194,000 for the nine months ended March 31, 1996 primarily as a result of the increase in operating costs since the formation of Washington Bancorp including a $27,000 increase in the fees paid for auditing and accounting services, a $16,000 increase in advertising expense, and a $12,000 increase in attorney fees paid. Property tax expense has increased $7,000 to $19,000 for the nine months ended March 31, 1997 from $12,000 for the nine months ended March 31, 1996. Also, telephone expense increased $9,000, postage and delivery expense increased $7,000, and service fees for electronic banking products increased $5,000 when comparing the nine months ended March 31, 1997 to the nine months ended March 31, 1996.

Results of Operations - Three Months Ended March 31, 1997 As Compared To The Three Months Ended March 31, 1996 Performance summary. Net earnings increased $97,000 to $211,000 for the three months ended March 31, 1997 from $114,000 for the three months ended March 31, 1996. The increase is primarily due to the increase of $233,000 in interest income and an increase of $10,000 in noninterest income. This was partially offset by an increase of $26,000 in interest expense, a $16,000 increase in provision for loan loss, a $34,000 increase in noninterest expense and an increase of $69,000 in income tax expense. For the three months ended March 31, 1997 the annualized return on average assets was 1.30% compared to .81% for the three months ended March 31, 1996, while the annualized return on average equity was 7.98% for the three months ended March 31, 1997 compared to 8.88% for the three months ended March 31, 1996.

Net interest income. Net interest income increased $207,000 to $636,000 for the three months ended March 31, 1997 from $429,000 for the three months ended March 31, 1996. The increase is primarily due to the increase of $233,000 in interest income to $1.2 million for the three months ended March 31, 1997 from $1.0 million for the three months ended March 31, 1996. Interest expense increased $26,000 to $628,000 for the three months ended March 31, 1997 from $602,000 for the three months ended March 31, 1996.

For the three months ended March 31, 1997 the average yield on interest-earning assets was 8.23% compared to 7.72% for the three months ended March 31, 1996. The increase in average yield on interest-earning assets can be attributed to the increase in loans receivable; particularly commercial loans. The average cost of interest-bearing liabilities was 4.97% for the three months ended March 31, 1997 compared to 4.99% for the three months ended March 31, 1996. The decrease in average cost of interest-bearing liabilities can be attributed to the increase in transaction and savings deposits, which have a lower interest rate, as a percentage of total deposits. The average balance of interest-earning assets increased $8.0 million to $61.5 million for the three months ended March 31, 1997 from $53.5 million for the three months ended March 31, 1996. During this same period, the average balance of interest-bearing liabilities increased $2.3 million to $50.6 million for the three months ended March 31, 1997 from $48.3 million for the three months ended March 31, 1996.

Due primarily to the increase in yield on the interest-earning assets, the average interest rate spread was 3.26% for the three months ended March 31, 1997 compared to 2.73% for the three months ended March 31, 1996. The average net interest margin (annualized net interest income divided by total average assets) was 3.92% for the three months ended March 31, 1997 compared to 2.91% for the three months ended March 31, 1996.

Provision for loan loss. Provision for loan loss increased $16,000 to $19,000 for the three months ended March 31, 1997 from $3,000 for the three months ended March 31, 1996. The increase is primarily due to a special provision made in January 1997 as a result of a gain on a foreclosed property which totalled $15,000. The regular provision for loan loss expense increased $1,000 to $4,000 for the three months ended March 31, 1997 from $3,000 for the three months ended March 31, 1996 as a result of the increase in total loans receivable.

Noninterest income. Noninterest income increased $10,000 to $67,000 for the three months ended March 31, 1997 from $57,000 for the three months ended March 31, 1996. The $8,000 increase in insurance commissions to $14,000 for the three months ended March 31, 1997 from $8,000 for the period ended March 31, 1996 is a result of the increased sales of credit insurance products on the loan portfolio. Other noninterest income increased $20,000 primarily as a result of an increase in gains on real estate sold when comparing the three months ended March 31, 1997 to the three months ended March 31, 1996. Loan fees decreased $4,000 as a result of a decline in mortgage loan refinancing or secondary-market originating and gains from the sale of available-for-sale securities decreased $14,000 when comparing the three months ended March 31, 1997 to the three months ended March 31, 1996. The gains on the sale of securities in the three months ended March 31, 1996 were a result of an opportunity to sell available for sale securities.

Noninterest expense. Noninterest expense increased $34,000 to $338,000 for the three months ended March 31, 1997 from $304,000 for the three months ended March 31, 1996. Compensation and benefit expense increased $46,000 to $185,000 for the three months ended March 31, 1997 from $139,000 for the three months ended March 31, 1996. The increase represents normal salary increases, a $6,000 increase in fees paid to the credit insurance brokers to $8,000 for the three months ended March 31, 1997 from $2,000 for the three months ended March 31, 1996, and increases in other employee benefits including the $22,000 expense for the Recognition and Retention Plan approved on October 15, 1996 at the Company's annual meeting. Other noninterest expense increased $15,000 to $96,000 for the three months ended March 31, 1997 from $81,000 for the three months ended March 31, 1996 as a result of the $3,000 increase in cost of real estate sold when comparing the three months ended March 31, 1997 to the three months ended March 31, 1996, as well as a $5,000 increase in professional services, a $6,000 increase in miscellaneous expenses and a $1,000 increase in legal services when comparing the three months ended March 31, 1997 to the three months ended March 31, 1996.

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

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 1997, the Bank's liquidity ratio was 5.37%.

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

The Bank  anticipates  that it will  have  sufficient  funds  available  to meet
current  loan  commitments.   At  March  31,  1997,  the  Bank  had  outstanding
commitments to extend credit which amounted to $405,000.

                           Part II - Other Information


Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         At March 31, 1997 the ESOP held 52,602 shares of the Company's common stock, 5,303 of which were released for allocation and the remaining 47,299 were unreleased (unearned) shares. The 47,299 unreleased (unearned) shares had a fair market value of approximately $674,010 at March 31, 1997.

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


                                         Washington Bancorp
            (Registrant)

Date     May 7, 1997                     /s/ Stan Carlson
         -----------                     ---------------------------------------
                                         Stan Carlson, President and Chief
                                         Executive Officer

Date     May 7, 1997                     /s/ Leisha A. Linge
         -----------                     ---------------------------------------
                                         Leisha A. Linge, Controller