Form 10KSB
period 1997-06-30
WASHINGTON BANCORP
filed 1997-09-29
CIK 1002907

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         For the Fiscal Year Ended June 30, 1997

                                       OR

[  ]     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
         SECURITIES  EXCHANGE  ACT OF 1934 [NO FEE REQUIRED]

         For the transition period from ________________ to ___________________

         Commission File Number 0-25076

                               WASHINGTON BANCORP
              (Exact Name of Small Business Issuer in its Charter)

             Iowa                                          42-1446740
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

           102 East Main Street
             Washington, Iowa                                52353
----------------------------------------                    --------
(Address of Principal Executive Offices)                    Zip Code

         Issuer's telephone number, including area code: (319) 653-7256

         Securities Registered under Section 12(b) of the Exchange Act:

                                      None

         Securities Registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES X . NO ___.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had $5,221,000 in revenues for the fiscal year ended June 30, 1997.

As of September 8, 1997, there were issued and outstanding 651,133 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of September 8, 1997, was $11.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of Annual Report to Stockholders for the Fiscal Year Ended June 30, 1997. Part III of Form 10-KSB - Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders.

                                     PART I

Item 1.  Description of Business

Forward-Looking Statements

When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligations, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

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

In anticipation of possible federal legislation that may inhibit future branching opportunities for savings associations, Washington Federal filed applications with the Office of Thrift Supervision ("OTS") on October 20, 1995 for three branch offices. These applications were approved but have since expired. The purpose of these applications was to possibly preserve Washington Federal's branching opportunities. If future applications are submitted, no assurance can be given that such applications will satisfy the legislation nor that Washington Federal will open any branch offices.

As of June 24, 1997, the Company entered into a definitive agreement to acquire Rubio Savings Bank of Brighton ("Rubio") pursuant to a merger in which the Company will pay Rubio stockholders a total of approximately $4.6 million in cash (the "Rubio Merger"). Rubio is headquartered in Brighton, Iowa and as of June 30, 1997 had assets of approximately $21.3 million, deposits of approximately $17.9 million and stockholder's equity of approximately $3.2 million. The Rubio Merger will be accounted for as a purchase, is subject to regulatory and stockholder approval and is expected to close by calendar year end.

At June 30,  1997,  the  Company  had  assets of  approximately  $65.9  million,
deposits  of   approximately   $44.8   million  and   stockholders'   equity  of
approximately $10.7 million.

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

At June 30, 1997, Washington's net loan portfolio totalled $52.5 million. Loans secured by first mortgages on one- to four-family residences totalled $40.7 million, or 77% of Washington's loan portfolio at June 30, 1997, before net items. Washington originates and retains substantially all of its mortgage loan portfolio, and currently originates only a limited number of mortgage loans for sale to the secondary market.

Loan Approval Authority. Loans for the purchase of real estate, construction loans, first mortgage refinances, second mortgages, or commercial loans to existing customers for more than $100,000, secured consumer loans for more than $30,000, unsecured consumer loans for more than $20,000 and commercial loans to new customers for more than $40,000 require loan committee approval. All other loans require the approval of two loan officers. The Board of Directors is provided a listing of all loans granted on a monthly basis for ratification.

Loans to One Borrower. Savings banks are subject to the same limits as those applicable to national banks, which under current regulations limit loans-to-one borrower to an amount equal to 15% of unimpaired capital and retained income on an unsecured basis and an additional amount equal to 10% of unimpaired capital and retained income if the loan is secured by readily marketable collateral (generally financial instruments, not real estate) or $500,000, whichever is higher. Washington's maximum loan-to-one borrower limit was approximately $2.1 million as of June 30, 1997. Washington's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by commercial real estate and equipment in the aggregate amount of $552,000. All of the loans to this borrower have performed in accordance with their terms since their origination. In addition to regulatory limitations, Washington has adopted an internal maximum loan-to-one-borrower limit of $750,000.

Loan Portfolio Composition. The following information sets forth the composition of Washington's loan portfolio in dollar amounts and in percentages at the dates indicated. All of the loans in the table have fixed interest rates, except for the commercial business loans which have adjustable rates, and certain adjustable rate one- to four-family real estate loans offered beginning in March 1996. The amount of adjustable rate one- to four-family loans totaled $16.1 million at June 30, 1997.

                                                                                   At June 30,
                                            ----------------------------------------------------------------------------------------
                                                  1997             1996              1995               1994             1993
                                            ----------------------------------------------------------------------------------------
                                            Amount   Percent  Amount   Percent  Amount   Percent   Amount   Percent  Amount  Percent
                                            ----------------------------------------------------------------------------------------
                                                                         (Dollars in Thousands)
Real Estate Loans

One- to four-family .....................   $40,696   77.14%  $33,914   78.66%  $33,328   82.01%   $30,496   80.97%  $28,895  86.41%
Home equity and second mortgage .........     1,233    2.34     1,569    3.64     1,669    4.11        956    2.54       786   2.35
Multi-family and commercial real estate .     4,775    9.05     2,896    6.72     1,741    4.28      1,825    4.85       330   0.99
Other ...................................        99    0.19       115    0.27       472    1.16        299    0.79       753   2.25
                                            ---------------------------------------------------------------------------------------
     Total mortgages ....................    46,803   88.72    38,494   89.29    37,210   91.56     33,576   89.15    30,764  92.00
Construction loans ......................       694    1.32     1,119    2.60       589    1.45        438    1.16       209   0.63
                                            ---------------------------------------------------------------------------------------
     Total real estate loans ............    47,497   90.03    39,613   91.89    37,799   93.01     34,014   90.31    30,973  92.63
                                            ---------------------------------------------------------------------------------------

Commercial Business Loans ...............     2,715    5.15     1,546    3.59     1,084    2.67      1,780    4.73       219   0.65
                                            ---------------------------------------------------------------------------------------

Consumer Loans
  Automobile ............................     1,899    3.60      1,134   2.62       785    1.93        685    1.82       793   2.37
  Deposit account .......................       645    1.22        822   1.90       970    2.39      1,185    3.14     1,456   4.35
                                            ---------------------------------------------------------------------------------------
     Total consumer loans ...............     2,544    4.82      1,956   4.52     1,755    4.32      1,870    4.96     2,249   6.72
                                            ---------------------------------------------------------------------------------------
Total Loans .............................    52,756  100.00%    43,115 100.00%   40,638  100.00%    37,664  100.00%   33,441 100.00%
                                                     =======           =======           =======            =======          =======

Less
Allowance for loan losses ...............       226               209               203                203               202
                                            -------           -------           -------            -------           -------
     Total loans receivable, net ........   $52,530           $42,906           $40,435            $37,461           $33,239
                                            =======           =======           =======            =======           =======

There are no foreign loans outstanding for any of the years presented.

Loan Maturities. The following schedule illustrates the contractual maturity and weighted average rates of Washington's loan portfolio at June 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                  Real Estate
                   ----------------------------------------
                         Mortgage          Construction       Commercial Business        Consumer                  Total
                   -------------------  -------------------   -------------------    -------------------    -------------------
                              Weighted             Weighted              Weighted               Weighted               Weighted
                              Average              Average               Average                Average                Average
                    Amount     Rate      Amount      Rate      Amount      Rate       Amount      Rate       Amount      Rate
                   -------   ---------  -------    --------    -------   --------    -------   ----------   -------    ---------
                                                                  (In Thousands)
    Due during
  period ending
    June 30,
-----------------

1998 ...........   $ 7,617     8.49%    $   694      8.50%     $   973       9.47%   $   706      9.56%     $ 9,990       8.66%

1999 ...........    10,370     8.63          --        --          100       8.02        394     11.28       10,864       8.72

2000 ...........     8,378     8.53          --        --          585       9.07        534     11.22        9,497       8.71

2001 and 2002 ..     2,644     8.40          --        --          698       7.98        884      9.77        4,226       8.62

2003 to 2007 ...     2,035     8.07          --        --          211       9.96         20     10.42        2,266       8.27

2008 to 2012 ...     2,651     8.08          --        --           --                     6      9.26        2,657       8.08

2013 and
thereafter .....    13,108     8.08          --        --          148       9.50         --        --       13,256       8.10
                  --------              -------              ---------               -------             ----------
                  $ 46,803              $   694              $   2,715               $ 2,544             $   52,756
                  ========              =======              =========               =======             ==========

As of June 30, 1997, the total amount of loans due after June 30, 1998 which have predetermined interest rates was $24.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $18.1 million.

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

The Company originates loans for its own portfolio and originates a limited number of loans for sale on the secondary market. Washington Federal originated no loans for the secondary market during fiscal 1997.

In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

The following table shows the loan origination, purchase, sale and repayment activities of Washington Federal for the periods indicated.

                                                    Year Ended June 30,
                                           -------------------------------------
                                             1997          1996           1995
                                           --------      --------      ---------
                                                      (In Thousands)
Originations by type:
Real estate
One- to four-family ..................     $ 14,265      $  9,915      $  6,988
Home equity and second mortgage ......          751         1,098           182
Multi-family and commercial
   real estate .......................        5,438           484            --
Construction .........................        1,319         1,647           449
Other ................................           --            --           255
Non real estate
Commercial business ..................        3,666         1,551         1,406
Consumer .............................        2,811         2,198         1,822
     Total loans originated ..........       28,250        16,893        11,102

Purchases ............................           --            --            --
Loans sold to secondary market .......           --          (208)           --
Principal (repayments) ...............      (18,609)      (14,208)       (8,128)

Decrease (increase) in allowance
 for loan losses .....................          (17)           (6)           --
                                           --------      --------      --------
Net increase (decrease) ..............     $  9,624      $  2,471      $  2,974
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

Washington also has a limited amount of non-owner-occupied permanent residential one- to four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans, except that an origination fee is generally charged.

Home Equity and Second Mortgage Lending. Washington originates home equity and second mortgage improvement loans. Home equity and second mortgage loans, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value. Generally, such loans have a maximum term of up to three years with an amortization of up to 15 years. As of June 30, 1997, home equity and second mortgage loans amounted to $1,232,736 which represented 2.34% of Washington's total loan portfolio, before net items.

Multi-Family and Commercial Real Estate Loans. Washington Federal has historically engaged in a limited amount of multi-family and commercial real estate lending. Generally such loans adjust to prime annually with a term of three years and an amortization of up to thirty years, and have loan-to-value ratios of up to 80%. At June 30, 1997, $4,775,000 or 9.05% of Washington's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and commercial real estate, including primarily a professional building, grocery store, a condominium and a hog confinement facility. All of Washington's multi-family and commercial real estate loans are secured by properties located in its market area. The average outstanding balance of multi-family and commercial real estate loans was $3,579,000 during the year ended June 30, 1997, and the largest as of June 30, 1997 was $280,000, secured by farm land and buildings. The loan has performed in accordance with its terms since origination.

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

Washington requires appraisals on all properties securing non-residential and multi-family residential real estate loans. Such appraisals are completed by Washington's staff. If these loans exceed $250,000 a certified appraisal is completed by a fee appraiser not employed by Washington. In originating multi-family residential and non-residential real estate loans, Washington considers the quality of the property, the credit of the borrower, cash flow projections, location of real estate and the quality of management involved with the property.

Construction Loans. Washington makes construction loans primarily to individuals for the construction of single-family residences. At June 30, 1997, construction loans amounted to $694,000, or 1.32% of Washington's total loan portfolio, after net items. Construction loan rates are fixed at prime during the construction period. The terms of these loans are generally six months with an option to renew for an additional six months, at which time the loans are due. During the construction period, only interest payments are due, and on a case by case basis, the Company may allow the payment of interest from loan proceeds. The Washington construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. Washington periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to Washington's market area.

Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. Washington's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, Washington may be compelled to advance additional funds to complete the construction. Furthermore, if the estimate of value proves to be inaccurate, Washington may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and economic conditions. As of June 30, 1997, the Company had $121,700 in speculative loans to builders.

Commercial Business Lending. At June 30, 1997, $2,715,000 or 5.15% of the Company's total loans were comprised of commercial business loans. The Company's current commercial business lending portfolio is predominantly secured by accounts receivable, inventory, and equipment. The largest commercial business loan was $354,000 at June 30, 1997 and was secured by machinery and equipment.

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

Consumer Lending. Washington offers a variety of consumer loans, including automobile loans and loans secured by deposits. Washington currently originates substantially all of its consumer loans in its market area generally to its existing customers. At June 30, 1997, Washington's consumer loan portfolio totalled $2,544,000 or 4.82% of its total loan portfolio, before net items.

A component of Washington's consumer loan portfolio consists of automobile loans. Washington originates new and used automobile loans on a direct basis, where the Company extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to 90% of purchase price or its published value, whichever is less. At June 30, 1997, Washington's automobile loans totalled $1,899,000 or 3.60% of Washington's total loan portfolio, before net items.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, $14,000 of Washington's consumer loans were non-performing. See "- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Asset Quality Loan Delinquencies. Washington's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days, the customer will receive a letter and/or telephone call from a representative of Washington. If the delinquency continues to 90 days, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced.

The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of category at June 30, 1997. The amounts presented represent the total remaining principal balances of the elapsed loans, rather than the actual payment amounts which are overdue.

                                                         Loans Delinquent at June 30, 1997 for:
                            -------------------------------------------------------------------------------------------------
                                30-59 Days               60-89 Days              90 Days & Over                 Total
                            ---------------------   -----------------------  ------------------------   ----------------------
                            No.   Amt.    Percent    No.    Amt.    Percent   No.    Amt.     Percent   No.    Amt.    Percent
                            ---  ------   -------   ----    -----   -------   ---   -------   -------   ---   ------   -------
Real Estate:
  Mortgage Loans .........   33  $1,061    94.99%     6      $154    99.35%     6   $   215    93.89%    45   $1,430    95.27%

Consumer .................   10      56     5.01      1         1     0.65      6        14     6.11     17       71     4.73
                            --------------------------------------------------------------------------------------------------
Total ....................   43  $1,117   100.00%     7      $155   100.00%    12   $   229   100.00%    62   $1,501   100.00%
                            ==================================================================================================

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

                                   At June 30,
                                 1997 1996 1995
                             (Dollars in Thousands)

                                                      At June 30,
                                                 ----------------------
                                                 1997    1996      1995
                                                 ----    ----      ----
                                                 (Dollars In Thousands)
Accruing loans delinquent more than 90 days:
    Mortgage ...............................     $215    $ 27      $256
    Consumer ...............................       14      17        39
                                                 ----    ----      ----
                                                  229      44       295
                                                 ----    ----      ----
Foreclosed assets:
    One- to four-family .....................      --      --        --
                                                 ----    ----      ----

Total non-performing assets .................    $229    $ 44      $295
                                                 ====    ====      ====

Total as a percentage of total assets .......    0.35%   0.07%     0.54%
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

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At June 30, 1997, Washington had classified $93,000 of its assets as substandard, and $2,000 as doubtful as compared to $53,000 and $1,000 at June 30, 1996 classified as substandard and doubtful, respectively. While there has been an increase in assets classified as substandard and doubtful, according to industry standards the Bank's classified assets are still low. The Bank continues to increase reserves for loan losses to cover any additional risk perceived by this slight increase in classified assets. None of the mortgage loans delinquent more than 90 days have an outstanding balance in excess of $53,000 at June 30, 1997.

Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1997, there was $148,000 of loans designated as special mention for which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to havesome doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest loan classified as special mention had an outstanding balance of $50,000 on June 30, 1997, and was secured by a multi-family property in Louisa County, Iowa.

Foreclosed Real Estate. Real estate acquired by Washington as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

Washington records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, Washington can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. Washington had no foreclosed real estate at June 30, 1997.

It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in Washington's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers Washington's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses was $226,000, or as a ratio of total loans was 1.90%, at June 30, 1997.

Washington's reserve for loan loss requirement is calculated as a percentage of the total loans outstanding and total delinquent loans as of a particular quarter end. Over the past 12 months the Bank has seen an increase in its loan portfolio and the Bank's delinquent loans have increased slightly over the last year. This has resulted in a greater than normal increase in the reserve allowance established by the Bank's Board of Directors. The Bank also anticipates a stepped up schedule of reserve deposits to keep up with expected increases in loans outstanding during the next fiscal year.

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

                                                                      At June 30,
                                            -------------------------------------------------------------
                                                  1997                  1996                  1995
                                            ------------------- --------------------  -------------------
                                                    Percent of           Percent of           Percent of
                                                     Loans In             Loans In             Loans In
                                                       Each                 Each                 Each
                                                    Category to          Category to          Category to
                                            Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
                                            ------  -----------  ------  -----------  ------  -----------
                                                             (Dollars in Thousands)
Mortgage Loans ...........................   $106     90.03%       $121     88.09%     $ 95      93.01%
Commercial Business Loans ................     68      5.15          13      3.54        11       2.67
Consumer Loans ...........................     41      4.82          36      8.37        30       4.32
Unallocated ..............................     11        --          39        --        67         --
                                             ----    -------       ----    -------     ----     -------
                                             $226    100.00%       $209    100.00%     $203     100.00%
                                             ====    =======       ====    =======     ====     =======


Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to Washington's allowance for loan losses at the dates and for the periods indicated:

                                                     Year Ended June 30,
                                                  -------------------------
                                                  1997      1996      1995
                                                  -----     -----     -----
                                                     (Dollars in Thousands)

Balance at beginning of period ................   $ 209     $ 203     $ 203
Charge offs:
    Mortgage ..................................      --        --        --
    Consumer ..................................     (33)      (14)      (19)
                                                  -----     -----     -----
       Total  charge offs .....................     (33)      (14)      (19)
Recoveries ....................................      10         5        19
                                                  -----     -----     -----
Net Charge offs ...............................     (23)       (9)       --
                                                  -----     -----     -----
Provisions charged to operations ..............      40        15        --
                                                  -----     -----     -----
Balance at end of period ......................   $ 226     $ 209     $ 203
                                                  =====     =====     =====

Ratio of net charge offs during the period to
average loans outstanding during the period ...    .04%     0.02%      ---%
                                                  =====     =====     =====

Ratio of net charge offs during the period to
average nonperforming assets ..................   17.16%    20.45%     ---%
                                                  ======    ======    =====

Investment Activities

Washington is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Federal Regulation of Savings Associations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders attached hereto as Exhibit 13. Washington has continuously maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in Washington's loan origination and other activities. At June 30, 1997, Washington had an investment portfolio of approximately $10.3 million, consisting primarily of U.S. Treasury Securities, U.S. government agency obligations and corporations securities. To a lesser extent, the portfolio also includes mortgage-backed and related securities, municipal bonds, and FHLB stock, as permitted by OTS regulations. Washington classifies its investments as held to maturity or available for sale.

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

Investment Portfolio. The following table sets forth the carrying value of Washington's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dates indicated. At June 30, 1995, the market value of Washington's held to maturity investment securities portfolio was $3,091,000. The net unrealized gain of $12,000 as of June 30, 1995, on such investment securities is not reflected in the table below because these securities are classified as held to maturity and are therefore not reported at fair value. For additional information concerning Washington's investments, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                                       At June 30,
                                              -------------------------------------------------------------
                                                    1997                   1996                1995
                                              ------------------  --------------------- -------------------
                                                         Percent                Percent             Percent
                                                           Of                     Of                  Of
                                              Book Value  Total   Book Value     Total   Book Value  Total
                                              ---------- -------  ----------    -------  ---------- -------
                                                                 (Dollars in Thousands)
Investment Securities:
   Available for sale (1):
       U.S. Treasury securities .............   $   402     3.90%   $   394        2.63%   $   495     4.17%
       U.S. Government agencies .............     6,999    67.85      7,961       53.08      2,329    19.61
       State and political subdivisions .....       354     3.43        404        2.69         --       --
       Mortgage-backed securities ...........       140     1.36        152        1.01         --       --
       Corporations .........................     1,955    18.95      4,217       28.12      5,616    47.27
       Certificates of deposit with
         financial institutions .............        --       --      1,500       10.00         --       --
                                                -------   ------    -------      ------    -------   ------
             Total Available for sale .......     9,850    95.48     14,628       97.53      8,440    71.05
                                                -------   ------    -------      ------    -------   ------

 Held to maturity(1):
    State and political subdivisions ........        --       --        --           --      1,238    10.42
    Mortgage-backed securities ..............        --       --        --           --      1,839    15.48
                                                -------   ------    -------      ------    -------   ------
         Total held to maturity .............        --       --        --           --      3,077    25.90
                                                -------   ------    -------      ------    -------   ------

         Total Investment Securities ........        --       --     14,628       97.53     11,517    96.95
                                                -------   ------    -------      ------    -------   ------
FHLB Stock ..................................       466     4.52        369        2.47%       362     3.05
                                                -------   ------    -------      ------    -------   ------
        Total Investment Securities
          and FHLB Stock ....................   $10,316   100.00%   $14,997      100.00%   $11,879   100.00%
                                                =======   =======   =======      =======   =======   =======

Average remaining life of investment
  securities (excluding FHLB Stock) .........  3.9 Years           3.3 Years              3.2 Years

Interest-Earning Assets:
   Interest-bearing deposits with banks .....   $   575   100.00%   $ 1,110      100.00%   $ 1,290   100.00%
                                                =======   =======   =======      =======   =======   =======

---------------------

(1) Securities classified as available for sale were carried at fair value at June 30, 1997, 1996 and 1995. Securities classified as held to maturity were carried at historical cost at all respective dates.

In November, 1995 the Financial Accounting Standards Board issued a Special Report entitled "A Guide Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report contained guidance on applying the provisions of Statement 115 and, in addition, contained a provision which allowed entities to reassess the classification of their investment securities and to make transfers from the held to maturity category without calling into question the intent of the entity to hold securities to maturity in the future. Accordingly, in December 1995, Washington Federal elected to transfer all of the Bank's investment securities in the held to maturity category to the available for sale category. The carrying value of the investment securities transferred was approximately $2,907,000 and an unrealized loss of $35,000, net of related deferred income tax, was recorded in the Statement of Stockholders' Equity. The fair value of the available for sale investment portfolio at June 30, 1997 was $9.8 million resulting in a net unrealized loss at that date of approximately $3,000.

The category of investment securities entitled "corporations" is comprised of investments in corporate bonds, except for approximately $300,000 invested in a mutual fund at June 30, 1995. The mutual fund investment was sold during December of 1995. The corporate bonds are considered investment grade bonds, but carry additional credit risk compared to bonds guaranteed by the U.S. government or agencies thereof. Washington evaluates the benefit of higher yields on these bonds versus increased credit risk as compared to U.S. Treasury or agency securities. The quality of these bonds is monitored primarily by reviewing the investment ratings assigned to the bonds by independent sources such as Standard & Poors, etc.

Investment  Portfolio  Maturities.   The  following  table  sets  forth  certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of Washington's investment securities portfolio at June 30, 1997.

                                                                           At June 30, 1997
                                                   ---------------------------------------------------------------------
                                                                                                             Total
                                                   Less Than                                   Over        Investment
                                                    1 Year       1- 5 Years    5-10 Years    10 Years      Securities
                                                   Book Value     Book Value    Book Value   Book Value     Book Value
                                                   ----------    -----------   -----------   ----------    -----------
                                                                    (Dollars in Thousands)

U.S. treasury securities .........................   $  300        $  102       $   --        $   --         $  402
U.S. government agencies .........................       --         5,353        1,646            --          6,999
State and political subdivisions .................       56           238           60            --            354
Mortgage-backed securities .......................       --            --           --           140            140
Corporations .....................................    1,303           652           --            --          1,955
Certificates of deposit with financial
 institutions ....................................       --            --           --            --             --
                                                     ------        ------       ------        ------         ------
     Total .......................................   $1,659        $6,345       $1,706        $  140         $9,850
                                                     ======        ======       ======        =======        ======

Weighted average yield ...........................    6.15%         6.61%        7.15%          5.94%         6.61%
                                                     ======        ======       ======        =======        ======


Sources of Funds

General. Deposits are the major external source of Washington's funds for lending and other investment purposes. Washington derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. Washington had $8.7 million FHLB advances outstanding at June 30, 1997.

Deposits. Consumer and commercial deposits are attracted principally from within Washington's market area through the offering of a broad selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. Washington also offers individual retirement accounts ("IRA"), NOW accounts and money market deposit accounts ("MMDA"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

The interest rates paid by Washington on deposits are set weekly at the direction of the Board of Directors. Washington determines the interest rate to offer the public on new and maturing accounts by reviewing the current Treasury rate for the term and the market interest rates offered by competitors. Washington Federal reviews, weekly, the interest rates being offered by the other principal financial institutions within its market area.

Savings accounts constituted $2.2 million, or 4.9% of Washington's deposit portfolio at June 30, 1997. Certificates of deposit constituted $30.4 million or 68.0% of the deposit portfolio of which $1.2 million or 2.68% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. MMDA accounts constituted $9.0 million or 20.2% of Washington's deposit portfolio at June 30, 1997. As of June 30, 1997, Washington Federal had no brokered deposits. At June 30, 1997, transactions and savings deposits were $14.3 million or 32.0% of total deposits. At June 30, 1996, transactions and savings deposits were $13.9 million or 31.2% of total deposits.

Savings Deposit Activities. The following table sets forth the savings activity at Washington Federal during the period indicated.

                                                                Year Ended June 30,
                                                          ----------------------------------
                                                           1997          1996         1995
                                                          --------     --------     --------
                                                              (Dollars in Thousands)

Opening balance .......................................   $ 44,176     $ 42,950     $ 43,872
Net increase (decrease) before
  interest credited ...................................     (1,226)        (390)      (2,473)
Interest credited .....................................      1,804        1,616        1,551
                                                          --------     --------     --------
Ending balance ........................................   $ 44,754     $ 44,176     $ 42,950
                                                          ========     ========     ========

Net increase (decrease) ...............................   $    578     $  1,226     $   (922)
                                                          ========     ========     ========

Percent increase (decrease) ...........................      1.31%        2.85%      (2.10)%
                                                          ========     ========     ========

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by Washington Federal for the periods indicated.

                                                                            June 30,
                                                --------------------------------------------------------------------
                                                       1997                    1996                   1995
                                                ----------------------   ------------------    ---------------------
                                                              Percent              Percent                  Percent
                                                 Amount       of Total   Amount    of Total     Amount      of Total
                                                --------      --------   -------   --------    --------     --------
                                                                     (Dollars in Thousands)

Transactions and Savings Deposits
---------------------------------
Demand and NOW Accounts (0.00%-3.35%)           $  3,094        6.88%    $ 2,529       5.70%    $ 2,129       4.93%
Money Market Accounts (2.30% - 5.00%)              9,044       20.11       9,087      20.46       8,310       19.25
Passbook Savings Accounts (2.30% - 3.00%)          2,182        4.85       2,244       5.05       2,187        5.07
                                                --------      ------     -------     ------     -------      ------
Total Non-Certificates                            14,320       31.84      13,860      31.21      12,626       29.25
                                                --------      ------     -------     ------     -------      ------

Certificates
-------------
2.00% - 3.00%                                         13         .03         ---        ---         ---         ---
3.01% - 4.00%                                        ---         ---          28       0.06       1,203        2.79
4.01% - 5.00%                                      2,205        4.90       4,976      11.21       6,160       14.27
5.01% - 6.00%                                     23,247       51.69      14,445      32.53      11,297       26.16
6.01% - 7.00%                                      4,969       11.05      10,867      24.47      11,521       26.68
7.01% - 8.00%                                        ---         ---         ---        ---         143        0.33
8.01% - 9.00%                                        ---         ---         ---        ---         ---         ---
9.01% and over                                       ---         ---         ---        ---         ---         ---
                                                --------      ------     -------     ------     -------      ------
Total Certificates                                30,434       67.67      30,316      68.27      30,324       70.23
                                                --------      ------     -------     ------     -------      ------
Accrued Interest                                     221         .49         231       0.52         226        0.52
                                                --------      ------     -------     ------     -------      ------
Total Deposits and Accrued Interest             $ 44,975      100.00%    $44,407     100.00%    $43,176      100.00%
                                                ========      ======     =======     ======     =======      ======

The following table shows rate and maturity information for Washington's certificates of deposit as of June 30, 1997.

                                           0.00-      4.01-        5.01-       6.01-                   Percent of
                                           4.00%      5.00%        6.00%       7.00%       Total          Total
                                           -----      ------      -------      ------     -------      ----------
                                                               (Dollars in Thousands)
Certificate accounts maturing in
quarter ending:

September 30, 1997                         $  13      $1,440     $  3,333     $   198    $  4,984          16.38
December 31, 1997                            ---         401        3,934          81       4,416          14.51
March 31, 1998                               ---         304        3,684       2,764       6,752          22.19
June 30, 1998                                ---          60        3,514         790       4,364          14.34
September 30, 1998                           ---         ---        1,853         115       1,968           6.47
December 31, 1998                            ---         ---        3,142          85       3,227          10.00
March 31, 1999                               ---         ---          881          39         920           3.02
June 30, 1999                                ---         ---          496          95         591           1.94
September 30, 1999                           ---         ---          446         115         561           1.84
December 31, 1999                            ---         ---        1,111         222       1,333           4.38
March 31, 2000                               ---         ---          205         102         307           1.01
June 30, 2000                                ---         ---          183         128         311           1.02
Thereafter                                   ---         ---          465         235         700           2.30
                                           -----      ------      -------      ------     -------         ------
Total                                      $  13      $2,205      $23,247      $4,969     $30,434         100.00%
                                           =====      ======      =======      ======     =======         ======

   Percent of Total                        0.04%       7.25%       76.39%      16.33%     100.00%
                                           =====      ======      =======      ======     =======

The following table indicates the amount of Washington's certificates of deposit by time remaining until maturity as of June 30, 1997.

                                                                 MATURITY
                                                 ----------------------------------------
                                                 3 Months  Over 3- 6  Over 6-12   Over 12
                                                  or Less    Months     Months     Months     Total
                                                 --------   --------   --------   --------   --------
                                                                  (Dollars in Thousands)
Certificates of Deposit less than
  $100,000 ...................................   $  4,984   $  4,416   $ 10,002   $  9,784   $ 29,186
Certificates of Deposit of $100,000 or More ..         --         --      1,114        134      1,248
                                                 --------   --------   --------   --------   --------
Total Certificates of Deposit ................   $  4,984   $  4,416   $ 11,116   $  9,918   $ 30,434
                                                 ========   ========   ========   ========   ========

Borrowings

Deposits are the primary source of funds of Washington's lending and investment activities and for its general business purposes. In addition, Washington may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of Washington's stock in the FHLB of Des Moines and a portion of Washington's first mortgage loans and certain other assets. Washington, if the need arises, may also access the Federal Reserve discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1997, Washington had $8.7 million of borrowings.

The following table sets forth the maximum month-end balance and average balance of FHLB advances at and for the dates indicated.

                                             At and For the Year Ended June 30,
                                            ------------------------------------
                                             1997           1996           1995
                                            ------         ------         ------
                                                    (Dollars in Thousands)

Maximum Balance ...................         $9,311         $6,433         $7,230

Average Balance ...................         $6,504         $4,621         $4,773

The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                                   June 30,
                                                      -----------------------------------
                                                        1997         1996         1995
                                                      ---------    ---------    ---------
                                                             (Dollars in Thousands)
FHLB Advances .....................................   $   8,652    $   5,505    $   7,230

Weighted average interest rate during the period of       5.19%        5.48%        5.13%
FHLB advances

Weighted average interest rate at end of period of
FHLB advances .....................................       5.50%        5.46%        5.85%


Washington is one of five financial institutions serving its immediate market area of Washington, Iowa. The competition for deposit products comes from two banks owned by multi-bank holding companies, a local independent community bank and a credit union. Deposit competition also includes a number of insurance products sold by local agents, and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions.

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

Subsidiary Activity

Washington is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 1997, Washington Federal was authorized to invest up to approximately $1,296,000 in the stock of, or loans to, service corporations (based upon the 2% limitation).

Washington Federal has one wholly owned subsidiary. The subsidiary conducts business under the name of Washington Financial Services, Inc. Washington Federal's investment in its subsidiary totalled $74,000 at June 30, 1997. The subsidiary's source of income is brokerage fees, and it had net income of $22,000, $12,000 and $10,000 for the years ended June 30, 1997, 1996 and 1995, respectively. The primary activity of the subsidiary is the brokering of mortgage insurance.

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

Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of the Bank was as of September 30, 1996. The FDIC has not examined the Bank in the last five years. Under agency scheduling guidelines, it is likely that another examination will be initiated in the near future. When these examinations are conducted by the OTS and the FDIC, the examiners may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997 was $21,000.

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

In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws, and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was $2.1 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

For the first six months of 1995, the assessment schedule for BIF members and SAIF members ranged from .23% to .31% of deposits. As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, insured members would continue to be generally subject to higher deposit insurance premiums than BIF members until, all things being equal, the SAIF attains the required reserve ratio.

In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $294,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected The Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, the Bank's deposit insurance premiums was reduced to 6.48 basis points based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF-member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1997, the Bank did not have any intangible assets and an excludable valuation allowable, net of tax of $3,307.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1997, the Bank had one excludable subsidiary.

At June 30, 1997, the Bank had tangible capital of $8.6 million, or 13.41% of adjusted total assets, which is approximately $7.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no intangibles which were subject to these tests.

At June 30, 1997, the Bank had core capital equal to $8.7 million, or 13.41% of adjusted total assets, which is $6.7 million above the minimum leverage ratio requirement of 3% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and $226,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had $21,000 of such exclusions from capital and assets at June 30, 1997.

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

OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is also uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

On June 30, 1997, the Bank had total capital of $8.9 million and risk-weighted assets of $42.7 million or total capital of 20.8% of risk-weighted assets. This amount was $5.5 million above the 8% requirement in effect on that date.

The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

Liquidity. All savings associations, including Washington Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Washington Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, Washington Federal was in compliance with both requirements, with an overall liquid asset ratio of 8.65% and a short-term liquid assets ratio of 3.56%.

Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Bank is in compliance with these amended rules.

OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

Qualified  Thrift Lender Test. All savings  associations,  including  Washington
Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At

June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

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

Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, Washington was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

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

As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, Washington Federal had $466,000 in FHLB stock, which was in compliance with this requirement. In past years, Washington Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 7.58% and were 7.00% for fiscal year 1997.

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

Under the percentage of taxable income method, the percentage bad debt deduction cannot exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equals the amount by which 12% of the amount comprising savings accounts at year-end exceeds the sum of surplus, undivided profits and reserves at the beginning of the year. At June 30, 1997, the 6% and 12% limitations did not restrict the percentage bad debt deduction available to the Bank. It is not expected that these limitations would be a limiting factor in the foreseeable future.

In August 1996, legislation was enacted that repeals the reserve method of accounting (including the percentage of taxable income method) used by many thrifts, including the Bank, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the specific charge-off method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period,the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The management of the Company and the Bank do not believe that the legislation will have a material impact on the Company or the Bank. In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997 the Bank's Excess for tax purposes totalled approximately $418,000.

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

Stan Carlson, age 40, was appointed President and Chief Executive Officer of Washington Federal in 1993. Prior to joining the Bank, he was Executive Vice President of Northwoods State Bank, Northwoods, Iowa.

Sandra K. Bush, age 28, has been an employee of Washington Federal for thirteen years. Mrs. Bush is the Vice President of customer service for Washington Federal and is primarily responsible for deposits.

Jeff Johnson, age 38, became Vice President of Washington Federal primarily responsible for the Bank's lending department in June 1995. Prior to that time, he was branch manager with Midland Savings Bank, Des Moines, Iowa.

Leisha A. Linge, age 32, has been an employee of Washington Federal for five years. She became Controller of Washington Federal in 1995 and acts as the Bank's chief financial and accounting officer. Prior to that time, she was a loan officer.

Employees

As of June 30, 1997 Washington Federal had 14 full-time and 7 part-time and seasonal employees. None of Washington Federal's employees are represented by a collective bargaining group. Washington Federal believes that its relationship with its employees is satisfactory.

Item 2. Description of Property

Washington Federal operates from its main office and one drive-up facility. Washington's total investment in offices, office property and equipment is $1,191,000 with a net book value of $550,000 at June 30, 1997. The following table sets forth information regarding Washington's properties:

                                                Net Book Value
                                               Of Real Property
                                Leased/    or Leasehold Improvements      Year
                                 Owned         At June 30, 1997          Opened
                                -------    -------------------------     ------
Location:
Main Office
102 East Main Street
Washington, Iowa                 Owned             $215,000                1976

Drive-thru
220 East Washington Street
Washington, Iowa                 Owned             $222,965                1994


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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Pages 48 and 49 of the attached 1997 Annual Report to Stockholder is herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operations

Pages 6 to 17 of the attached 1997 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

Pages 18 to 46 of the Company's 1997 Annual Report to Stockholders are herein incorporated by reference.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with.

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

Item 13. Exhibits and Reports on Form 8-K

         (a) Exhibits:


                                                                   Reference to
                                                                 Prior Filing or
Regulation S-B                                                    Exhibit Number
Exhibit Number                    Document                       Attached Hereto
--------------   ----------------------------------------------  ---------------

   2             Plan of Acquisition, Reorganization,
                   Arrangement, Liquidation or Succession               None
   4.1           Articles of Incorporation and                           *
                   amendments thereto
   4.2           Bylaws                                                 4.2
   9             Voting Trust Agreement                                 None
  10             Executive Compensation Plans and Arrangements:
                   Employment Agreement with Stan Carlson                *
                   Employee Stock Ownership Plan                         *
                   Stock Option Plan                                     *
                   Recognition and Retention Plan                        *
  11             Statement re computation of per share earnings          11
  13             Annual Report to Security Holders                       13
  16             Letter re change in certifying accountant              None
  18             Letter re change in accounting principles              None
  21             Subsidiaries of Registrant                              21
  22             Published report regarding matter submitted            None
                   to vote
  23             Consent of  Accountants                                None
  24             Power of Attorney                                  Not Required
  27             Financial Data Schedule                                 27
  99             Additional Exhibits                                    None

---------------------

* Filed on January 3, 1996, as exhibits to the Company's Form S-1 registration statement (File number 33-98778). All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-B.

(b)  Reports on Form 8-K:

     No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON BANCORP


Date:  September 26, 1997                  By: /S/ STAN CARLSON
                                               ----------------
                                               Stan Carlson
                                               (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/STAN CARLSON                                  /S/RICK R. HOFER
----------------------------------------         -------------------------------
Stan Carlson, President, Chief Executive         Rick R. Hofer, Chairman of the
 Officer and Director                              Board
Date: September 26, 1997                         Date: September 26, 1997



/S/MYRON L. GRABER                               /S/RICHARD L. WEEKS
----------------------------------------         -------------------------------
Myron L. Graber, Director                        Richard L. Weeks, Director
Date: September 26, 1997                         Date: September 26, 1997


/S/MARY LEVY                                     /S/JAMES D. GORHAM
----------------------------------------         -------------------------------
Mary Levy, Director                              James D. Gorham, Director
Date: September 26, 1997                         Date: September 26, 1997


/S/J. RICHARD WILEY                              /S/LEISHA A. LINGE
----------------------------------------         -------------------------------
J. Richard Wiley, Director                       Leisha A. Linge, Treasurer
(Principal Financial and Accounting
Officer)
Date: September 26, 1997                         Date: September 26, 1997