Form 10QSB
period 1997-09-30
WASHINGTON BANCORP
filed 1997-11-14
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
 X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997
                                                        OR
[  ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ____________ to _______________

                         Commission file number 0-25076

                               Washington Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Iowa                                                  42-1446740
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

 102 East Main Street, Washington, Iowa                            52353
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

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

Common Stock, $.01 par value 651,133 shares outstanding as to November 10, 1997

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets at September 30, 1997
                    (unaudited) and June 30, 1997

                  Unaudited Consolidated Statements of Income for the
                    three months ended September 30, 1997 and 1996

                  Unaudited  Consolidated  Statements  of Cash
                    Flows  for the  three  months  ended
                    September 30, 1997 and 1997

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II.          Other Information

                  Items 1 through 6

                  Signatures

Washington Bancorp and Subsidiary
Consolidated Statements of Financial Condition


                                                   September 30,
                                                       1997           June 30,
                                                    (unaudited)        1997*
                                                   -------------   -------------
ASSETS
Cash and cash equivalents:
         Interest-bearing ......................   $  2,001,976    $    574,736
         Noninterest-bearing ...................        312,681         233,069
                                                   ------------    ------------
                                                      2,314,657         807,805
Investment securities, available for sale ......      7,320,053       9,849,991
Loans receivable, net ..........................     54,689,348      52,530,153
Accrued interest receivable ....................        680,421         568,228
Federal Home Loan Bank stock ...................        495,100         465,600
Premises and equipment, net ....................        539,706         550,231
Foreclosed real estate .........................           --              --
Other assets ...................................        106,729         103,026
                                                   ------------    ------------
         Total assets ..........................   $ 66,146,014    $ 64,875,034
                                                   ============    ============
LIABILITIES
Deposits .......................................   $ 46,283,313    $ 44,754,328
Borrowed funds .................................      8,324,780       8,651,765
Advance from borrowers for
         taxes and insurance ...................         88,328         204,677
Accrued expenses and other liabilities .........        556,081         519,441
                                                   ------------    ------------
         Total liabilities .....................     55,252,502      54,130,211
                                                   ------------    ------------

COMMITMENTS AND CONTINGENCIES
Redeemable common stock held by Employee
         Stock Ownership Plan (the "ESOP") .....         73,729          69,392
                                                   ------------    ------------

STOCKHOLDERS' EQUITY Common stock:
         Common stock ..........................          6,575           6,575
         Additional paid-in capital ............      6,156,311       6,150,032
Retained earnings ..............................      5,385,370       5,292,419
Unrealized gain (loss) on investment securities,
         available for sale, net of income taxes         10,707          (3,307)
                                                   ------------    ------------
                                                     11,558,963      11,445,719
Less:
Cost of 6,386 common shares acquired
         for treasury ..........................        (85,827)        (85,827)
Deferred compensation ..........................       (125,954)       (151,739)
Maximum cash obligation related to ESOP shares .        (73,729)        (69,392)
Unearned ESOP shares ...........................       (453,670)       (463,330)
                                                   ------------    ------------
          Total stockholders' equity ...........     10,819,783      10,675,431
                                                   ------------    ------------
         Total liabilities and
               stockholders' equity ............   $ 66,146,014    $ 64,875,034
                                                   ============    ============

*Condensed from audited financial statements.

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Unaudited Consolidated Statements of Income



                                                            Three Months
                                                        Ended September 30,
                                                        1997          1996
                                                     -----------   -----------

Interest income:
         Loans receivable:
                  First mortgage loans ...........   $   876,027   $   816,762
                  Consumer and other loans .......       263,518       137,668
         Investment securities:
                  Taxable ........................       139,864       232,375
                  Nontaxable .....................         5,313         5,433
                                                     -----------   -----------
                  Total interest income ..........     1,284,722     1,192,238
                                                     -----------   -----------

Interest expense:
         Deposits ................................       548,677       552,502
         Borrowed funds ..........................       132,830        74,474
                                                     -----------   -----------
                  Total interest expense .........       681,507       626,976
                                                     -----------   -----------
                  Net interest income ............       603,215       565,262

                  Provision for loan loss ........        25,000         3,000
                                                     -----------   -----------
                  Net interest income after
                    provision for loan loss ......       578,215       562,262
                                                     -----------   -----------
Noninterest income:
         Security gains(losses), net .............          --             388
         Loan origination and commitment fees ....         2,525         2,251
         Service charges and fees ................        39,262        30,980
         Insurance commissions ...................         8,892        13,395
         Other ...................................         1,454         9,565
                                                     -----------   -----------
                  Total noninterest income .......        52,133        56,579
                                                     -----------   -----------
Noninterest expense:
         Compensation and benefits ...............       206,751       159,713
         Occupancy and equipment .................        38,144        35,048
         SAIF deposit insurance premium ..........        12,176       326,718
         Data processing .........................        21,259        13,660
         Other ...................................        91,007       130,509
                                                     -----------   -----------
                  Total noninterest expense ......       369,337       665,648
                                                     -----------   -----------

                  Income(loss) before income taxes       261,011       (46,807)
Income tax expense(credit) .......................       103,791       (17,446)
                                                     -----------   -----------
                  Net income(loss) ...............   $   157,220   $   (29,361)
                                                     ===========   ===========
  Earnings(loss) per common share
         subsequent to conversion ................   $      0.25   $     (0.05)
                                                     ===========   ===========

Dividends per common share .......................   $      0.10   $      0.08
                                                     ===========   ===========

Weighted average common shares ...................       621,123       607,628
                                                     ===========   ===========

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Unaudited Consolidated Statements of Cash Flows


                                                                      Three Months
                                                                    Ended September 30,
                                                              ----------------------------
                                                                  1997            1996
                                                              ------------    ------------
Cash Flows from Operating Activities
         Net income(loss) .................................   $    157,220    $    (29,361)
Adjustments to reconcile net income to net cash
         provided by operating activities:
         Amortization of premiums and discounts on debt
           securities .....................................          2,360          19,415
         Provision for loan loss ..........................         25,000           3,000
         (Gain) on sale of investment securities ..........             --            (388)
         (Gain) loss on sale of foreclosed real estate ....             --          (7,720)
         Depreciation .....................................         15,704          12,910
         Compensation under stock awards ..................         25,785              --
         ESOP contribution expense ........................         15,939          12,328
         Deferred income taxes ............................             --        (109,778)
         (Increase)in accrued interest receivable .........       (112,193)       (158,984)
         (Increase)decrease in other assets ...............         (3,703)          4,813
         Increase in accrued expenses and other liabilities          28,232         99,814
         Increase in accrued SAIF assessment ..............             --         294,310
                                                              ------------    ------------
                  Net cash provided by operating activities        154,344         140,359
                                                              ------------    ------------

Cash Flows from Investing Activities
Available for sale securities:
         Sales ............................................             --             911
         Maturities and calls .............................      2,600,000       2,015,000
         Purchases ........................................        (50,000)       (145,000)
Purchase of Federal Home Loan Bank Stock ..................        (29,500)             --
Loans made to customers, net ..............................     (2,184,195)     (2,640,452)
Purchase of premises and equipment ........................         (5,179)         (1,650)
                                                              ------------    ------------
                  Net cash (used in) investing activities .        331,126        (771,191)
                                                              ------------    ------------

Cash Flows from Financing Activities
         Net increase in deposits .........................   $  1,528,985    $  2,216,943
         Proceeds from Federal Home Loan Bank advance .....     22,200,000       8,500,000
         Principal payments on Federal Home Loan Bank
            advances ......................................    (22,526,984)     (9,275,019)
         Net(decrease) in advances from borrowers for
            taxes and insurance ...........................       (116,349)       (122,599)
         Payment of cash dividends ........................        (64,270)        (52,602)
                                                              ------------    ------------
                  Net cash provided by financing activities      1,021,382       1,266,723
                                                              ------------    ------------

                  Net increase in cash and cash equivalents      1,506,852         635,891
Cash and cash equivalents:
         Beginning ........................................        807,805       1,903,352
                                                              ------------    ------------
         Ending ...........................................   $  2,314,657    $  2,539,243
                                                              ============    ============

Supplemental Disclosures of Cash Flow Information
         Cash payments for:
                  Interest paid to depositors .............   $    541,942    $    514,732
                  Interest paid on other obligations ......        132,830          74,474
                  Income taxes, net of refunds ............         62,700          39,050

Supplemental Schedule of Noncash Investing
         and Financing Activities
         Transfer from loans to foreclosed real estate ....           --            60,454
         Contract sales of foreclosed real estate .........           --            39,000

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

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended September 30, 1997, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1997 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Under the 1996 Act, the PTI Method was repealed and the Bank will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Banks taxable year beginning January 1, 1996. In addition, the Bank will be required to recapture (i.e., take into income) over a six-year period, beginning with the Bank's taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 (or over a lesser amount if the Bank's portfolio decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had the Bank always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which the Bank originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by the Bank during its six taxable years preceding January 1, 1996. This legislation will result in the Bank's recapture of reserves with an aggregate tax liability of approximately $156,000. Since the Bank has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to the Bank's financial condition or results of operations from the enactment of this legislation.

Deposit Insurance Funds Act of 1996. In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits paid a special assessment of 65.7 basis points on the Savings Association Insurance Fund (SAIF) deposits held as of March 31, 1995. Washington Federal Savings Bank's assessment totalled $294,000. As a result of the special assessment, the Bank's deposit insurance premium was reduced to 6.48 basis points based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

Earnings per common share. The earnings per common and common equivalent share were computed using the weighted average number of shares, stock options and stock awards outstanding during the periods presented. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered outstanding for the purpose of computing earnings per share. Dilutive common stock equivalents related to the stock options were determined using the treasury stock method. Dilutive common stock equivalents related to a stock award plan are considered to be common stock equivalents at all times since they were awarded. Earnings per share information for the three months ended September 30, 1997 and September 30, 1996 is calculated by dividing net income by the weighted average number of shares outstanding.

ESOP obligations and expense. The receivable from the Company's ESOP has been treated as a reduction from equity. Any principal repayment of the debt is treated as an increase in equity. Compensation expense for the ESOP is based upon the fair value of shares allocated to participants.

Stock awards. Expense for common stock to be issued under the Company's recognition and retention plan is based upon the fair value of the shares at the date of grant, allocated over the period of vesting.

Redeemable common stock held by ESOP. The Company's maximum cash obligation related to these shares is classified outside stockholders' equity because the shares are not readily traded and could be put to the Company for cash. The maximum cash obligation represents the approximate market value of the allocated ESOP shares at the end of the reporting period.

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1997 the capital requirements of the Bank under FIRREA and its actual capital ratios. As of September 30, 1997 the Bank substantially exceeded all current regulatory capital requirement standards.


                                                          At September 30, 1997
                                                          ----------------------
                                                          Amount        Percent
                                                          ------        --------
                                                          (Dollars in thousands)
                                                               (unaudited)

Tangible Capital:
         Capital Level ........................           $8,875         13.4%
         Requirement ..........................              991          1.5%
                                                          ------        ------
         Excess ...............................           $7,884         11.9%

Core Capital:
         Capital Level ........................           $8,875         13.4%
         Requirement ..........................            1,982          3.0%
                                                          ------         -----
         Excess ...............................           $6,893         10.4%


Risk-Based Capital:
         Capital Level ........................           $9,101         20.6%
         Requirement ..........................            3,540          8.0%
                                                          ------         -----
         Excess ...............................           $5,561         12.6%

Part I - Financial Information

Item 2. Management's Discussion and Analysis

Forward-Looking Statements

When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions , changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

In anticipation of possible federal legislation that may inhibit future branching opportunities for savings associations, Washington Federal filed applications with the Office of Thrift Supervision ("OTS") on October 20, 1995 for three branch offices. These applications were approved and have since expired. The purpose of the applications was to possibly preserve Washington Federal's branching opportunities. If future applications are submitted, no assurance can be given that the applications will satisfy the legislation nor that Washington Federal will open any branch offices.

On June 24, 1997, the Company entered into a definitive agreement to acquire Rubio Savings Bank of Brighton ("Rubio") pursuant to a merger in which the Company will pay Rubio stockholders a total of approximately $4.6 million in cash (the "Rubio Merger"). Rubio is headquartered in Brighton, Iowa and as of September 30, 1997 had assets of approximately $21.7 million, deposits of approximately $18.2 million and stockholders' equity of approximately $3.3 million. The Rubio Merger will be accounted for as a purchase, is subject to regulatory and stockholders' approval and is expected to close by calendar year end. On November 3, 1997 Washington received approval for the acquisition from the Board of Governor's of the Federal Reserve System.

Financial Condition

Total assets. Total consolidated assets increased $1.2 million from $64.9 million at June 30, 1997 to $66.1 million at September 30, 1997. The increase was primarily due to a $2.2 million increase in loans receivable and a $1.5 million increase in cash and cash equivalents partially offset by a $2.5 million decrease in investment securities. The increase was primarily funded by a $1.5 million seasonal increase in deposits.

Loans receivable. Loans receivable, net increased $2.2 million from $52.5 million at June 30, 1997 to $54.7 million at September 30, 1997. This increase is primarily due to increased loan demand in Washington's market area. Washington's non-performing assets were $139,000 or .21% of total assets at September 30, 1997 as compared to $229,000 or .35% of total assets at June 30, 1997.

Investment securities. Available-for-sale securities decreased $2.5 million from $9.8 million at June 30, 1997 to $7.3 million at September 30, 1997. This decrease is primarily due to the call of $2.0 million in government agency securities and the maturity of $600,000 in U.S. Treasuries and corporate securities. The funds were primarily used to fund loan activity and decrease FHLB borrowings. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was more on September 30, 1997 than their carrying value due to a decline in interest yields since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized gain..

Accrued interest receivable. Accrued interest receivable increased $112,000 from $568,000 at June 30, 1997 to $680,000 at September 30, 1997. The increase is primarily due to the increase in loans receivable, net and the level of accrued interest on available-for-sale securities with semi-annual interest payments.

Deposits. Deposits increased $1.5 million from $44.8 million at June 30, 1997 to $46.3 million at September 30, 1997. Interest credited to customer accounts totalled $437,000, while deposits exceeded withdrawals by $1.1 million. This is primarily due to the seasonal fluctuation in the cash position of a local governmental agency. Transaction and savings deposits rose as a percentage of total deposits from $14.3 million or 32.0% at June 30, 1997 to $15.9 million or 34.4% at September 30, 1997. As a result of the increase in transaction and savings deposits, certificates of deposit decreased as a percentage of total deposits from $30.4 million or 68.0% at June 30, 1997 to $30.4 million or 65.6% at September 30, 1997.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased $300,000 from $8.6 million at June 30, 1997 to $8.3 million at September 30, 1997. The decrease is primarily due to the decreased need to borrow to fund loan activity because of the reduction in investment security holdings and an increase in total deposits. The borrowings are primarily long-term advances.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $117,000 from $205,000 at June 30, 1997 to $88,000 at September 30, 1997. The decrease is primarily due to the payment of the first installment of the 1997-98 county real estate tax bills due September 30, 1997.

Total stockholders' equity. Total stockholders' equity increased $144,000 from $10.7 million at June 30, 1997 to $10.8 million at September 30, 1997. The increase is primarily due to net income of $157,000, the amortization of deferred compensation under the Recognition and Retention Plan of $26,000, the net unrealized gain in the available for sale securities of $13,000 and the allocation of shares in the Employee Stock Ownership Plan of $12,000 partially offset by the cash dividend paid to stockholders on August 15, 1997 totalling $64,000.

Results of Operations - Three Months Ended September 30, 1997 As Compared To The Three Months Ended September 30, 1996

Performance summary. Net earnings increased $186,000 to $157,000 for the three months ended September 30, 1997 from ($29,000) for the three months ended September 30, 1996. The increase is primarily due to an increase in net interest income of $38,000 and a decrease in noninterest expense of $267,000, partially offset by an increase in provision for loan loss of $22,000, a decrease in noninterest income of $5,000 and an increase in income tax expense of $121,000. For the three months September 30, 1997 the annualized return on average assets was 0.96% compared to (.19%) for the three months ended September 30, 1996, while the annualized return on average equity was 5.81% for the three months ended September 30, 1997 compared to (1.12%) for the three months ended September 30, 1996.

Net interest income. Net interest income increased $38,000 to $603,000 for the three months ended September 30, 1997 from $565,000 for the three months ended September 30, 1996. The increase is primarily due to the increase of $93,000 in interest income to $1,285,000 for the three months ended September 30, 1997 from $1,192,000 for the three months ended September 30, 1996 offset by an increase in interest expense of $55,000 to $682,000 for the three months ended September 30, 1997 from $627,000 for the three months ended September 30, 1996.

For the three months ended September 30, 1997 the average yield on interest-earning assets was 8.07% compared to 8.16% for the three months ended September 30, 1996. The average cost of interest-bearing liabilities was 5.18% for the three months ended September 30, 1997 compared to 4.99% for the three months ended September 30, 1996. The average balance of interest earning assets increased $5.3 million to $63.7 million for the three months ended September 30, 1997 from $58.4 million for the three months ended September 30, 1996. During this same period, the average balance of interest-bearing liabilities increased $2.4 million to $52.6 million for the three months ended September 30, 1997 from $50.2 million for the three months ended September 30, 1996.

Due to the decrease in yield on the interest-earning assets and the increase in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.89% for the three months ended September 30, 1997 compared to 3.17% for the three months ended September 30, 1996. The average net interest margin was 3.79% for the three months ended September 30, 1997 compared to 3.66% for the three months ended September 30, 1996.

Provision for loan loss. Provision for loan loss increased $22,000 to $25,000 for the three months ended September 30, 1997 from $3,000 for the three months ended September 30, 1996. The increase is primarily due to an increase in the size of the loan portfolio. Washington's loan portfolio consists primarily of
residential   mortgage  loans  and  it  has  experienced  a  minimal  amount  of charge-offs in the past three years. The allowance for loan losses of $247,000 or .46% of loans receivable, net at September 30, 1997 compares to $212,000 or
 .47% of loans receivable, net at September 30, 1996. The allowance for loan loss as a percentage of non-performing assets was 177.69% at September 30, 1997, compared to 275.32% at September 30, 1996.

Noninterest income. Noninterest income decreased $5,000 to $52,000 for the three months ended September 30, 1997 from $57,000 for the three months ended September 30, 1996. The decrease is primarily due a decrease in insurance commissions of $4,000, and a decrease in other noninterest income of $9,000, partially offset by an increase in bank service charges of $8,000.

Insurance commission income decreased $4,000 to $9,000 for the three months ended September 30, 1996 from $13,000 for the three months ended September 30, 1997 primarily due to a decrease in the volume of the sale of credit life and disability products. Other noninterest income decreased $9,000 to $1,000 for the three months ended September 30, 1997 from $10,000 for the three months ended September 30, 1996 primarily due to a decrease in the gains realized on foreclosed properties in 1996. Bank service charges and fees increased $8,000 to $39,000 for the three months ended September 30, 1997 from $31,000 for the three months ended September 30, 1996 primarily from a $3,200 increase in late fees collected, a $2,400 increase in overdraft fee income, and a $1,200 increase in checking account monthly charges.

Noninterest expense. Noninterest expense decreased $297,000 to $369,000 for the three months ended September 30, 1997 from $666,000 for the three months ended September 30, 1996. The decrease is primarily due to a $315,000 decrease in SAIF deposit insurance premium and a $40,000 decrease in other noninterest expense, offset by a $47,000 increase in compensation and benefits, a $3,000 increase in occupancy and equipment, and a $7,000 increase in data processing.

SAIF deposit insurance premiums decreased $315,000 to $12,000 for the three months ended September 30, 1997 from $327,000 for the three months ended September 30, 1996 primarily due to the $294,000 one-time SAIF assessment accounted for as of September 30, 1996 as well as the decrease in the annual assessment rate to 6.48 basis points from 23 basis points charged for the protection of FDIC insurance. Other noninterest expense decreased $40,000 to $91,000 for the three months ended September 30, 1997 from $131,000 for the three months ended September 30, 1996 primarily due to a decrease in auditing and accounting fees of $21,000, a decrease in other professional fees incurred as a result of being a public company of $10,000, and a decrease in bad debt expense of $9,000. Compensation and benefits increased $47,000 to $207,000 for the three months ended September 30, 1997 from $160,000 for the three months ended September 30, 1996 primarily due to an increase in the Recognition and Retention Plan expense of $26,000, an increase in the Employee Stock Option Plan expense of $7,000, an increase in employee salaries of $9,000, an increase in employee incentives of $2,000, an increase in employee insurance benefits of $2,000 and an increase in work expenses related to travel and meals of $2,000. Occupancy and equipment increased $3,000 to $38,000 for the three months ended September 30, 1997 from $35,000 for the three months ended September 30, 1996 primarily due to an increase in depreciation expense. Data processing increased $7,000 to $21,000 for the three months ended September 30, 1997 from $14,000 for the three months ended September 30, 1996 primarily due to the timing of bill payments.

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

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 5% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At September 30, 1997, the Bank's liquidity ratio was 8.19%.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At September 30, 1997, the Bank had outstanding commitments to extend credit which amounted to $1.7 million.

Part II - Other Information


Item 1.   Legal Proceedings.

          None

Item 2.   Changes in Securities.

          None

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the annual meeting on October 15, 1997 the stockholders of Washington Bancorp re-elected three directors and ratified the appointment of McGladrey and Pullen, LLP as the auditors for the fiscal year ending June 30, 1998. Total voting by proxy was 533,129 of the 651,133 shares outstanding.

          Director Rick R. Hofer received 528,074 "for" votes and 5,055 "withhold" votes. Director Myron L. Graber received 528,674 "for" votes and 4,455 "withhold" votes. Director Stan Carlson received 528,464 "for votes and 4,665 "withhold" votes. McGladrey and Pullen, LLP received 513,169 "for" votes, 6,930 "against" votes and 13,030 "abstain" votes.

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

          At September 30, 1997 the ESOP held 52,602 shares of the Company's common stock, 4,337 of which were allocated, 2,898 of which were released for allocation and the remaining 45,367 were unreleased (unearned) shares. The 45,367 unreleased (unearned) shares had a fair market value of approximately $771,000 at September 30, 1997.

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


                                               Washington Bancorp
                                              (Registrant)

Date     November 10, 1997                     /s/ Stan Carlson
         -----------------                     ---------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

Date     November 10, 1997                     /s/ Leisha A. Linge
         -----------------                     -------------------
                                               Leisha A. Linge,Controller