Form 10QSB
period 1997-12-31
WASHINGTON BANCORP
filed 1998-02-17
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1997
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]   No [ ]

The issuer has been subject to such filing requirements since March 11, 1996.

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value 651,133 shares outstanding as to February 10, 1998

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                     INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets at December 31,
                    1997 (unaudited) and June 30, 1997

                  Unaudited Consolidated Statements of Income for the
                    three months ended December 31, 1997 and 1996 and for the six months ended December 31, 1997 and 1996

                  Unaudited Consolidated Statements of Cash Flows
                    for the six months ended December 31, 1997 and 1996

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

Washington Bancorp and Subsidiary
Consolidated Statements of Financial Condition

                                                                                December 31,           June 30,
                                                                                    1997                1997*
                                                                                ---------------------------------
                                                                                 (unaudited)
ASSETS
Cash and cash equivalents:
         Interest-bearing...............................................        $  2,046,535         $    574,736
         Noninterest-bearing ...........................................             367,647              233,069
                                                                                ---------------------------------
                                                                                   2,414,182              807,805
Investment securities, available for sale ..............................           6,105,677            9,849,991
Loans receivable, net ..................................................          55,827,909           52,530,153
Accrued interest receivable ............................................             568,778              568,228
Federal Home Loan Bank stock ...........................................             518,800              465,600
Premises and equipment, net ............................................             543,654              550,231
Foreclosed real estate .................................................                --                   --
Other assets ...........................................................             112,138              103,026
                                                                                ---------------------------------
         Total assets ..................................................        $ 66,091,138         $ 64,875,034
                                                                                =================================
LIABILITIES
Deposits ...............................................................        $ 44,471,416         $ 44,754,328
Borrowed funds .........................................................           9,844,772            8,651,765
Advance from borrowers for taxes and insurance .........................             178,620              204,677
Accrued expenses and other liabilities .................................             537,683              519,441
                                                                                ---------------------------------
         Total liabilities .............................................          55,032,491           54,130,211
                                                                                ---------------------------------

COMMITMENTS AND CONTINGENCIES
Redeemable common stock held by Employee Stock Ownership Plan
  (the "ESOP") .........................................................              78,066               69,392
                                                                                ---------------------------------

STOCKHOLDERS' EQUITY Common stock:
         Common stock ..................................................               6,575                6,575
         Additional paid-in capital ....................................           6,163,563            6,150,032
Retained earnings ......................................................           5,524,313            5,292,419
Unrealized gain (loss) on investment securities, available for sale,
  net of income taxes ..................................................               3,641               (3,307)
                                                                                ---------------------------------
                                                                                  11,698,092           11,445,719
Less:
Cost of 6,386 common shares acquired for treasury ......................             (85,827)             (85,827)
Deferred compensation ..................................................            (109,618)            (151,739)
Maximum cash obligation related to ESOP shares .........................             (78,066)             (69,392)
Unearned ESOP shares ...................................................            (444,000)            (463,330)
                                                                                ---------------------------------
        Total stockholders' equity .....................................          10,980,581           10,675,431
                                                                                ---------------------------------
         Total liabilities and stockholders' equity.....................        $ 66,091,138         $ 64,875,034
                                                                                =================================

*Condensed from audited financial statements.

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Unaudited Consolidated Statements of Income

                                                                       Three months ended                   Six months ended
                                                                          December 31,                         December 31,
                                                                   ---------------------------         -----------------------------
                                                                       1997             1996              1997               1996
                                                                   -----------------------------------------------------------------
Interest income:
     Loans receivable:
       First mortgage loans ................................       $  905,277       $  867,905         $1,781,304         $1,684,667
       Consumer and other loans ............................          281,128          156,382            544,646            294,049
     Investment securities:
       Taxable .............................................          125,757          235,065            265,621            467,440
       Non-taxable .........................................            5,420            5,433             10,733             10,867
                                                                   -----------------------------------------------------------------
              Total interest income ........................        1,317,582        1,264,785          2,602,304          2,457,023
                                                                   -----------------------------------------------------------------
 Interest expense:
       Deposits ...........................................           551,598          552,349          1,100,275          1,104,851
       Borrowed funds .....................................           133,502           88,727            266,332            163,201
                                                                   -----------------------------------------------------------------
              Total interest expense .......................          685,100          641,076          1,366,607          1,268,052
                                                                   -----------------------------------------------------------------
              Net interest income ..........................          632,482          623,710          1,235,697          1,188,971
Provision for loan losses ..................................           28,000            3,000             53,000              6,000
                                                                   -----------------------------------------------------------------
               Net interest income after provision
                  for loan loss ............................          604,482          620,710          1,182,697          1,182,971
                                                                   -----------------------------------------------------------------
Noninterest income:
     Security gains (losses), net ..........................               --               --                 --                388
     Loan originations and commitments .....................            2,779            2,594              5,304              4,845
     Bank service charges ..................................           42,836           26,373             82,098             57,353
     Insurance commissions .................................           36,817           34,116             45,709             47,511
     Other .................................................              861            9,642              2,315             19,207
                                                                   -----------------------------------------------------------------
               Total noninterest income ....................           83,293           72,725            135,426            129,304
                                                                   -----------------------------------------------------------------
Noninterest expense:
    Compensation and benefits ..............................          201,600          199,853            408,351            359,566
    Occupancy and equipment ................................           36,792           36,857             74,936             71,905
    SAIF deposit insurance .................................           11,706           30,435             23,882            357,153
    Data processing ........................................           17,952           23,901             39,211             37,561
    Other ..................................................          146,691           97,649            237,698            228,158
                                                                   -----------------------------------------------------------------
               Total noninterest expense ...................          414,741          388,695            784,078          1,054,343
                                                                   -----------------------------------------------------------------
               Income before income taxes ..................          273,034          304,740            534,045            257,932
 Income tax ................................................           73,804          109,991            177,595             92,545
                                                                   -----------------------------------------------------------------
               Net income ..................................       $  199,230       $  194,749         $  356,450         $  165,387
                                                                   =================================================================

Earnings per common share:
    Basic ..................................................       $     0.33       $     0.32         $     0.59         $     0.27
                                                                   =================================================================
    Diluted ................................................       $     0.32       $     0.32         $     0.57         $     0.27
                                                                   =================================================================
Dividends per common share .................................       $     0.12       $     0.10         $     0.22         $     0.18
                                                                   =================================================================
Weighted average common shares for:
     Basic earnings per share ..............................          606,249          608,712            605,766            608,170
                                                                   =================================================================
     Diluted earnings per share ............................          624,028          610,956            622,604            609,060
                                                                   =================================================================

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Unaudited Consolidated Statements of Cash Flows

                                                                                       Six months ended
                                                                                           December 31,
                                                                                 ----------------------------
                                                                                    1997             1996
                                                                                 ------------    ------------
Cash Flows from Operating Activities
  Net income .................................................................   $    356,450    $    165,387
Adjustments to reconcile net income to net cash provided by operating activities:
   Amortization of premiums and discounts on debt securities .................         (1,821)         36,392
   Provision for loan loss ...................................................         53,000           6,000
   (Gain) on sale of investment securities ...................................             --            (388)
   (Gain) on sale of foreclosed real estate ..................................             --         (13,585)
   Depreciation ..............................................................         28,015          28,285
   Compensation under stock award ............................................         42,120              --
   ESOP contribution expense .................................................         32,861          29,292
   Deferred income taxes .....................................................        (31,383)        (16,798)
   (Increase) in accrued interest receivable .................................           (550)        (59,407)
   (Increase) decrease in other assets .......................................         (9,112)         47,216
   Increase in accrued expenses and other liabilities ........................         45,457          55,988
                                                                                 ------------    ------------
                           Net cash provided by operating activities .........        515,037         278,382
                                                                                 ------------    ------------

Cash Flows from Investing Activities Available for sale securities:
   Sales .....................................................................             --             911
   Maturities and calls ......................................................      6,007,252       8,593,648
   Purchases .................................................................     (2,250,000)     (5,145,000)
Purchase of Federal Home Loan Bank Stock .....................................        (53,200)        (64,100)
Loans made to customers, net .................................................     (3,350,756)     (4,639,007)
Purchase of premises and equipment ...........................................        (21,438)        (14,156)
                                                                                 ------------    ------------
                           Net cash (used in) investing activities ...........        331,858      (1,267,704)
                                                                                 ------------    ------------

Cash Flows from Financing Activities
  Net increase (decrease) in deposits ........................................       (282,912)      1,471,575
  Proceeds from Federal Home Loan Bank advances ..............................     35,700,000      41,900,000
  Principal payments on Federal Home Loan Bank advances ......................    (34,506,993)    (39,750,514)
  Net (decrease) in advances from borrowers for payment of taxes
     and insurance ...........................................................        (26,057)        (38,543)
  Payment of cash dividends ..................................................       (124,556)        (96,787)
                                                                                 ------------    ------------
                           Net cash provided by financing activities .........        759,482       3,485,731
                                                                                 ------------    ------------
                           Net increase in cash and cash equivalents .........      1,606,377       2,496,409

Cash and cash equivalents:
  Beginning ..................................................................        807,805       1,903,352
                                                                                 ------------    ------------
  Ending .....................................................................   $  2,414,182    $  4,399,761
                                                                                 ============    ============

 Supplemental Disclosures of Cash Flow Information
   Cash payments for:
     Interest paid to depositors .............................................   $    916,770    $    872,644
     Interest paid on other obligations ......................................        266,332         163,201
     Income taxes, net of refunds ............................................        125,400          78,100

Supplemental Schedule of Noncash Investing and Financing Activities:
     Transfer from loans to foreclosed real estate ...........................             --         106,289
     Contract sales of foreclosed real estate ................................             --          90,700


See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Notes to Consolidated Financial Statements



Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp ("Washington" or the "Company"), Washington Federal Savings Bank (the "Bank"), and its wholly-owned subsidiary Washington Financial Services, Inc., which is a discount brokerage firm. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended December 31, 1997 and for the six month period ended December 31, 1997, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1997 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Deposit Insurance Funds Act of 1996. In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF- assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits paid a special assessment of 65.7 basis points on the Savings Association Insurance Fund (SAIF) deposits held as of March 31, 1995. Washington Federal Savings Bank's assessment totalled $294,000. As a result of the special assessment, the Bank's deposit insurance premium was reduced to 6.48 basis points based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

Earnings per common share. The FASB issued Statement No. 128, Earnings per Share, which supersedes APB Opinion No. 15. Statement No. 128 requires the presentation of earnings per share by all entities that have common stock or potential common stock, such as options, warrants and convertible securities, outstanding that trade in a public market. Those entities that have only common stock outstanding are required to present basic earnings per-share amounts. All other entities are required to present basic and diluted per-share amounts. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. Washington initially applied Statement No. 128 for the period ended December 31, 1997 and, as required by the Statement, has restated all per share information for the disclosed prior periods to conform to the Statement.

Because Washington Bancorp has potential common stock outstanding (stock options to employees), Washington is required to present basic and diluted earnings per share ("EPS"). Washington has granted options to directors and certain employees to purchase 65,751 shares of the Company's common stock to expire no later than October 15, 2006.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1997 the capital requirements of the Bank under FIRREA and its actual capital ratios. As of December 31, 1997 the Bank substantially exceeded all current regulatory capital requirement standards.


                                                          At December 31, 1997
                                                         -----------------------
                                                         Amount          Percent
                                                         -------         -------
                                                         (Dollars in thousands)
                                                               (unaudited)

Tangible Capital:
         Capital Level .......................           $9,105           13.80%
         Requirement .........................              990            1.50%
                                                         ------           ------
         Excess ..............................           $8,115           12.30%
                                                         ======           ======

Core Capital:
         Capital Level .......................           $9,105           13.80%
         Requirement .........................            1,980            3.00%
                                                         ------           ------
         Excess ..............................           $7,125           10.80%
                                                         ======           ======


Risk-Based Capital:
         Capital Level .......................           $9,338           20.57%
         Requirement .........................            3,632            8.00%
                                                         ------           ------
         Excess ..............................           $5,706           12.57%
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

In March 1996, the Bank converted to the stock form of organization through the sale and issuance of its common stock to the Company. The principal asset of the Company is the outstanding stock of the Bank, its wholly-owned subsidiary. In addition, as of January 15, 1998, the Rubio Savings Bank of Brighton, Iowa, became a wholly-owned subsidiary of Washington Bancorp. Rubio will operate as a completely separate state chartered financial institution with its own charter and board of directors. As of December 31, 1997, Rubio Savings Bank reported assets of $22.6 million compared to $22.3 million as of December 31, 1996. Deposits of both institutions are insured by the Federal Deposit Insurance Corporation to the full extent permitted by law and regulation.

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

In anticipation of possible federal legislation that may inhibit future branching opportunities for savings associations, Washington Federal filed applications with the Office of Thrift Supervision ("OTS") on October 20, 1995 for three branch offices. These applications were approved and have since expired. The purpose of the applications was to preserve potential Washington Federal branching opportunities. If future applications are submitted, no assurance can be given that the applications will satisfy the legislation nor that Washington Federal will open any branch offices.

Financial Condition

Total assets. Total consolidated assets increased $1.2 million from $64.9 million at June 30, 1997 to $66.1 million at December 31, 1997. The increase was primarily due to a $3.3 million increase in loans receivable and a $1.6 million increase in cash and cash equivalents partially offset by a $3.7 million decrease in investment securities. The increase was primarily funded by a $1.2 million increase in Federal Home Loan Bank advances and the net proceeds from the reduction in investment securities.

Loans receivable. Loans receivable, net increased $3.3 million from $52.5 million at June 30, 1997 to $55.8 million at December 31, 1997. This increase is primarily due to increased loan demand in Washington's market area. Washington's non-performing assets were $38,000 or .06% of total assets at December 31, 1997 as compared to $229,000 or .35% of total assets at June 30, 1997.

Investment securities. Available-for-sale securities decreased $3.7 million from $9.8 million at June 30, 1997 to $6.1 million at December 31, 1997. This decrease is primarily due to the call of $4.5 million in government agency securities and the maturity of $1.5 million in U.S. Treasuries, government agency and corporate securities. The funds were primarily used to fund loan activity. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was more on December 31, 1997 than their carrying value due to a decline in interest rates since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized gain.

Deposits. Deposits decreased $283,000 from $44.8 million at June 30, 1997 to $44.5 million at December 31, 1997. Interest credited to customer accounts totalled $887,000, while withdrawals exceeded deposits by $1.2 million. Transaction and savings deposits increased as a percentage of total deposits from $14.3 million or 32.0% at June 30, 1997 to $14.3 million or 32.2% at December 31, 1997. As a result of the increase in transaction and savings deposits, certificates of deposit decreased as a percentage of total deposits from $30.4 million or 68.0% at June 30, 1997 to $30.1 million or 67.8% at December 31, 1997.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased $1.2 million from $8.6 million at June 30, 1997 to $9.8 million at December 31, 1997. The increase is primarily due to the increased need to borrow to fund loan activity because of the increased loan demand as well as the decrease in total deposits. The borrowings are primarily long-term advances.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $26,000 from $205,000 at June 30, 1997 to $179,000 at December 31, 1997. The decrease is primarily due to the reimbursement of escrow surplus pursuant to the annual escrow analysis done each December.

Total  stockholders'  equity.  Total  stockholders'  equity increased
$305,000 from $10.7 million at June 30, 1997 to $11.0 million at December 31, 1997. The increase is primarily due to net income of $355,000, the amortization of deferred compensation under the Recognition and Retention Plan of $42,000, the net unrealized gain in available for sale securities of $7,000 and the allocation of shares in the Employee Stock Ownership Plan of $24,000 partially offset by the cash dividend paid to stockholders totalling $124,000.

Results of Operations - Three Months Ended December 31, 1997 As Compared To The Three Months Ended December 31, 1996

Performance summary. Net earnings increased $4,000 to $199,000 for the three months ended December 31, 1997 from $195,000 for the three months ended December 31, 1996. The increase is primarily due to an increase in interest income of $53,000, a decrease in income tax expense of $36,000 and an increase in noninterest income of $10,000, partially offset by an increase in interest expense of $44,000, an increase in provision for loan loss of $25,000, and an increase in noninterest expense of $26,000. For the three months December 31, 1997 the annualized return on average assets was 1.21% compared to 1.22% for the three months ended December 31, 1996, while the annualized return on average equity was 7.31% for the three months ended December 31, 1997 compared to 7.36% for the three months ended December 31, 1996.

Net interest income. Net interest income increased $8,000 to $632,000 for the three months ended December 31, 1997 from $624,000 for the three months ended December 31, 1996. The increase is primarily due to the increase of $52,000 in interest income to $1,317,000 for the three months ended December 31, 1997 from $1,265,000 for the three months ended December 31, 1996 offset by an increase in interest expense of $44,000 to $685,000 for the three months ended December 31, 1997 from $641,000 for the three months ended December 31, 1996.

For the three months ended December 31, 1997 the average yield on interest-earning assets was 8.20% compared to 8.28% for the three months ended December 31, 1996. The average cost of interest-bearing liabilities was 5.18% for the three months ended December 31, 1997 compared to 5.14% for the three months ended December 31, 1996. The average balance of interest earning assets increased $3.1 million to $64.2 million for the three months ended December 31, 1997 from $61.1 million for the three months ended December 31, 1996. During this same period, the average balance of interest-bearing liabilities increased $3.0 million to $52.9 million for the three months ended December 31, 1997 from $49.9 million for the three months ended December 31, 1996.

Due to the decrease in yield on the interest-earning assets and the increase in rates paid on the interest-bearing liabilities, the average interest rate spread was 3.03% for the three months ended December 31, 1997 compared to 3.14% for the three months ended December 31, 1996. The average net interest margin was 3.94% for the three months ended December 31, 1997 compared to 4.08% for the three months ended December 31, 1996.

Provision for loan loss. Provision for loan loss increased $25,000 to $28,000 for the three months ended December 31, 1997 from $3,000 for the three months ended December 31, 1996. The increase is primarily due to an increase in the size of the loan portfolio. Washington's loan portfolio consists primarily of
residential   mortgage  loans  and  it  has  experienced  a  minimal  amount  of charge-offs in the past three years. The allowance for loan losses of $254,000 or .46% of loans receivable, net at December 31, 1997 compares to $217,000 or
 .46% of loans receivable, net at December 31, 1996. The allowance for loan loss as a percentage of non-performing assets was 668.62% at December 31, 1997, compared to 1354.93% at December 31, 1996.

Noninterest income. Noninterest income increased $10,000 to $83,000 for the three months ended December 31, 1997 from $73,000 for the three months ended December 31, 1996. The increase is primarily due to an increase in bank service fees of $17,000 and an increase in insurance commissions of $3,000, partially offset by a decrease in other noninterest income of $9,000.

Bank service charges and fees increased $17,000 to $43,000 for the three months ended December 31, 1997 from $26,000 for the three months ended December 31, 1996. The increase is primarily due to an increase in overdraft fee income of $11,000 to $30,000 for the three months ended December 31, 1997 from $19,000 for the three months ended December 31, 1996, an increase in checking account fees of $3,000 to $5,000 for the three months ended December 31, 1997 from $2,000 for the three months ended December 31, 1996 and an increase in late fees collected of $1,000 to $4,000 for the three months ended December 31, 1997 from $3,000 for the three months ended December 31, 1996.

Insurance commission income increased $3,000 to $37,000 for the three months ended December 31, 1997 from $34,000 for the three months ended December 31, 1996 primarily due to an increase in the volume of the sales of credit life and disability products.

Other noninterest income decreased $9,000 to $1,000 for the three months ended December 31, 1997 from $10,000 for the three months ended December 31, 1996 primarily due to a decrease in the gains realized on foreclosed properties in 1997 when compared to the gains realized on foreclosed properties in 1996.

Noninterest expense. Noninterest expense increased $26,000 to $415,000 for the three months ended December 31, 1997 from $389,000 for the three months ended December 31, 1996. The increase is primarily due to an increase in other noninterest expense of $49,000 and an increase in compensation and benefits of $2,000, offset by a decrease in SAIF deposit premiums of $18,000 and an decrease in data processing of $6,000.

Other noninterest expense increased $49,000 to $147,000 for the three months ended December 31, 1997 from $98,000 for the three months ended December 31, 1996 primarily due to an increase in auditing and accounting fees of $12,000 to $21,000 for the three months ended December 31, 1997 from $9,000 for the three months ended December 31, 1996 due to the timing of bill payments and an increase in checking account expense of $8,000 to $10,000 for the three months ended December 31, 1997 from $2,000 for the three months ended December 31, 1996 due to a new checking account program. There was also an increase in supplies of $7,000 to $14,000 for the three months ended December 31, 1997 from $7,000 for the three months ended December 31, 1996, an increase in postage of $2,000 to $13,000 for the three months ended December 31, 1997 from $11,000 for the three months ended December 31, 1996 and an increase in advertising of $2,000 to $19,000 for the three months ended December 31, 1997 from $17,00 for the three months ended December 31, 1996 due to the promotion of a new checking account and other bank products. An increase in other professional fees of $5,000 to $9,000 for the three months ended December 31, 1997 from $4,000 for the three months ended December 31, 1996 was due to the printing of the annual report and fees incurred as a result of being a public company. There was also an increase in fees paid to Federal Home Loan Bank of $4,000 to $10,000 for the three months ended December 31, 1997 from $6,000 for the three months ended December 31, 1996 and an increase in appraisal expenses for loans retained in the Bank's portfolio of $3,000 to $3,000 for the three months ended December 31, 1997 due to the timing of bill payments.

Compensation and benefits increased $2,000 to $202,000 for the three months ended December 31, 1997 from $200,000 for the three months ended December 31, 1996 due to an increase in employee compensation of $11,000 to $102,000 for the three months ended December 31, 1997 from $91,000 for the three months ended December 31, 1996 due to normal salary increases and an increase in the number of full time equivalent employees. There was also an increase in incentives of $3,000 to $4,000 for the three months ended December 31,1997 from $1,000 for the three months ended December 31, 1996 due to incentives paid for product promotions, an increase in payroll taxes of $3,000 to $10,000 for the three months ended December 31, 1997 from $7,000 for the three months ended December 31, 1996 and an increase in insurance premiums of $1,000 to $10,000 for the three months ended December 31, 1997 from $9,000 for the three months ended December 31, 1996. The increases were partially offset by a decrease in the expense for the Recognition and Retention Plan of $9,000 to $16,000 for the three months ended December 31, 1997 from $25,000 for the three months ended December 31, 1996 primarily due to the amortization of the expense based upon the fair value of the shares on the date of the grant allocated over a five-year term of vesting, a decrease in the ESOP expense of $5,000 to $16,000 for the three months ended December 31, 1997 from $21,000 for the three months ended December 31, 1996 and a decrease in directors' compensation of $2,000 to $15,000 for the three months ended December 31, 1997 from $17,000 for the three months ended December 31, 1996.

SAIF deposit insurance premiums decreased $18,000 to $12,000 for the three months ended December 31, 1997 from $30,000 for the three months ended December 31, 1996 primarily due to the decrease in the annual assessment rate to 6.48 basis points from 23 basis points charged for the protection of FDIC insurance. Data processing decreased $6,000 to $18,000 for the three months ended December 31, 1997 from $24,000 for the three months ended December 31, 1996 primarily due to the timing of bill payments.

Income tax expense. Income tax expense decreased $36,000 to $74,000 for the three months ended December 31, 1997 from $110,000 for the three months ended December 31, 1996 primarily due to the treatment of the Recognition and Retention Plan market value deductibility for income tax purposes.

Results of Operations - Six Months Ended December 31, 1997 As Compared To The Six Months Ended December 31, 1996

Performance summary. Net earnings increased $191,000 to $356,000 for the six months ended December 31, 1997 from $165,000 for the six months ended December 31, 1996. The increase is primarily due to a decrease in noninterest expense of $270,000 primarily due to the one-time SAIF assessment in September 1996, an increase in interest income of $145,000 and an increase in noninterest income of $6,000, partially offset by an increase in interest expense of $98,000, an increase in provision for loan loss of $47,000, and an increase in income tax expense of $85,000. For the six months ended December 31, 1997 the annualized return on average assets was 1.09% compared to 0.53% for the six months ended December 31, 1996, while the annualized return on average equity was 6.59% for the six months ended December 31, 1997 compared to 3.13% for the six months ended December 31, 1996.

Net interest income. Net interest income increased $47,000 to $1,236,000 for the six months ended December 31, 1997 from $1,189,000 for the six months ended December 31, 1996. The increase is primarily due to the increase of $145,000 in interest income to $2,602,000 for the six months ended December 31, 1997 from $2,457,000 for the six months ended December 31, 1996 offset by an increase in interest expense of $98,000 to $1,367,000 for the six months ended December 31, 1997 from $1,268,000 for the six months ended December 31, 1996.

For the six months ended December 31, 1997 the average yield on interest-earning assets was 8.14% compared to 8.22% for the six months ended December 31, 1996. The average cost of interest-bearing liabilities was 5.19% for the six months ended December 31, 1997 compared to 5.21% for the six months ended December 31, 1996. The average balance of interest-earning assets increased $4.2 million to $63.9 million for the six months ended December 31, 1997 from $59.7 million for the six months ended December 31, 1996. During this same period, the average balance of interest-bearing liabilities increased $4.2 million to $52.9 million for the six months ended December 31, 1997 from $48.7 million for the six months ended December 31, 1996.

Due to the decrease in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.95% for the six months ended December 31, 1997 compared to 3.01% for the six months ended December 31, 1996. The average net interest margin was 3.87% for the six months ended December 31, 1997 compared to 3.97% for the six months ended December 31, 1996.

Provision for loan loss. Provision for loan loss increased $47,000 to $53,000 for the six months ended December 31, 1997 from $6,000 for the six months ended December 31, 1996. The increase is primarily due to an increase in the size of
the  loan  portfolio.   Washington's  loan  portfolio   consists   primarily  of
residential   mortgage  loans  and  it  has  experienced  a  minimal  amount  of charge-offs in the past three years. The allowance for loan losses of $254,000 or .46% of loans receivable, net at December 31, 1997 compares to $217,000 or
 .46% of loans receivable, net at December 31, 1996. The allowance for loan loss as a percentage of non-performing assets was 668.62% at December 31, 1997, compared to 1354.93% at December 31, 1996.

Noninterest income. Noninterest income increased $6,000 to $135,000 for the six months ended December 31, 1997 from $129,000 for the six months ended December 31, 1996. The increase is primarily due an increase in bank service fees of $25,000, partially offset by a decrease in other noninterest income of $17,000 and a decrease in insurance commissions of $2,000.

Bank service charges and fees increased $25,000 to $82,000 for the six months ended December 31, 1997 from $57,000 for the six months ended December 31, 1996 primarily from an increase in overdraft fee income of $14,000 to $54,000 for the six months ended December 31, 1997 from $40,000 for the six months ended December 31, 1996 due to more stringent enforcement of the fee schedule. There was also an increase in checking account fee income of $4,000 to $7,000 for the six months ended December 31, 1997 from $3,000 for the three months ended December 31, 1996 due to a new checking account program and an increase in late payment charges of $4,000 to $9,000 for the six months ended December 31, 1997 from $5,000 for the six months ended December 31, 1996.

Other noninterest income decreased $17,000 to $2,000 for the six months ended December 31, 1997 from $19,000 for the six months ended December 31, 1996 primarily due to a decrease in the gains realized on foreclosed properties in 1997 when compared to the gains realized on foreclosed properties in 1996.

Insurance commission income decreased $2,000 to $46,000 for the six months ended December 31, 1997 from $48,000 for the six months ended December 31, 1996 primarily due to a decrease in the volume of the sales of credit life and disability products in the first three months..

Noninterest expense. Noninterest expense decreased $270,000 to $784,000 for the six months ended December 31, 1997 from $1,054,000 for the six months ended December 31, 1996. The decrease is primarily due to the decrease in SAIF deposit premiums of $333,000, partially offset by an increase in compensation and benefits of $48,000, an increase in other noninterest expense of $10,000, and increase in occupancy and equipment expense of $3,000 and an increase in data processing of $1,000.

SAIF deposit insurance premiums decreased $333,000 to $24,000 for the six months ended December 31, 1997 from $357,000 for the six months ended December 31, 1996 primarily due to the $294,000 one-time SAIF assessment and the decrease in the annual assessment rate to 6.48 basis points from 23 basis points charged for the protection of FDIC insurance.

Compensation and benefits increased $48,000 to $408,000 for the six months ended December 31, 1997 from $360,000 for the six months ended December 31, 1996 primarily due to an increase in the Recognition and Retention Plan expense of $17,000 to $42,000 for the six months ended December 31, 1997 from $25,000 for the six months ended December 31, 1996, and an increase in employee compensation of $14,000 to $214,000 for the six months ended December 31, 1997 from $200,000 for the six months ended December 31, 1996 due to regular salary increases and an increase in full-time equivalent employees. There was also an increase in employee incentives of $5,000 to $10,000 for the six months ended December 31, 1997 from $5,000 for the six months ended December 31, 1996 due to incentives paid for product promotions, an increase in employment taxes of $4,000 to $20,000 for the six months ended December 31, 1997 from $16,000 for the six months ended December 31, 1996, an increase in employee insurance benefits of $3,000 to $20,000 for the six months ended December 31, 1997 from $17,000 for the six months ended December 31, 1996, and an increase in ESOP expense of $2,000 to $32,000 for the six montsh ended December 31, 1997 from $30,000 for the six months ended December 31, 1996.

Other noninterest expense increased $10,000 to $238,000 for the six months ended December 31, 1997 from $228,000 for the six months ended December 31, 1996 primarily due to an increase in checking account expense of $8,000 to $10,000 for the six months ended December 31, 1997 from $2,000 for the six months ended December 31, 1996 due to a new checking account program. There was also an increase in supplies of $8,000 to $24,000 for the six months ended December 31, 1997 from $16,000 for the six months ended December 31, 1996, an increase in advertising of $6,000 to $39,000 for the six months ended December 31, 1997 from $33,000 for the six months ended December 31, 1996 and an increase in postage and delivery of $4,000 to $24,000 for the six months ended December 31, 1997 from $20,000 for the six months ended December 31, 1996 due to the promotion of a new checking account and other bank products. The increases were partially offset by a decrease in auditing and account of $8,000 to $29,000 for the six months ended December 31, 1997 from $37,000 for the six months ended December 31, 1996, a decrease in other miscellaneous professional services incurred as a result of being a public company of $9,000 to $5,000 for the six months ended December 31, 1997 from $14,000 for the six months ended December 31, 1996, and a decrease in legal fees of $1,000 to $9,000 for the six months ended December 31, 1997 from $10,000 for the six months ended December 31, 1996.

Occupancy and equipment expense increased $3,000 to $75,000 for the six months ended December 31, 1997 from $72,000 for the six months ended December 31, 1996 primarily due to an increase in real estate tax expense. Data processing increased $1,000 to $39,000 for the six months ended December 31, 1997 from $38,000 for the six months ended December 31, 1996.

Income tax expense. Income tax expense increased $85,000 to $178,000 for the six months ended December 31, 1997 from $93,000 for the six months ended December 31, 1996 primarily due to the increase in income before income taxes.

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

Federal regulations historically have required the Bank to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. The Bank has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1997, the Bank's liquidity ratio was 13.48%.

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

The Bank anticipates that it will have sufficient funds available to meet current loan commitments. At December 31, 1997, the Bank had outstanding commitments to extend credit which amounted to $1.5 million.

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

At December 31, 1997 the ESOP held 52,602 shares of the Company's common stock, 4,337 of which were allocated, 3,864 of which were released for allocation and the remaining 44,401 were unreleased (unearned) shares. The 44,401 unreleased (unearned) shares had a fair market value of approximately $799,000 at December 31, 1997.

Year 2000 Compliance. The "Year 2000" issue is one that has received much publicity and addresses the ability of computer systems to recognize the year 2000 and thereafter. The Bank outsources its primary data processing functions and has received verification from its vendors that plans have been developed by them to address and correct the problems associated with the issue. Washington has established a technology team to determine the status of the Bank's equipment and software as it relates to "Year 2000" readiness. The Company does not anticipate that the "Year 2000" issue will pose any significant operational problems. However, no assurance can be given that the "Year 2000" issue will not have an adverse impact on the Company's earnings.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 on Regulation S-B)

                 11       Computation of Earnings Per Share

                 27       Financial Data Schedule
         (b)     Reports on Form 8-K

         Form 8-K was filed on January 30, 1998 for the Acquisition of Rubio Savings Bank of Brighton, Iowa.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Washington Bancorp
                               ------------------
                                  (Registrant)

Date     February 10, 1998                     /s/ Stan Carlson
         -----------------                     ---------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

Date     February 10, 1998                     /s/ Leisha A. Linge
         -----------------                     ---------------------------------
                                               Leisha A. Linge,Controller