Form 10QSB
period 1998-03-31
WASHINGTON BANCORP
filed 1998-05-15
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1998
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value 640,006 shares outstanding as to May 12, 1998

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                     INDEX

Part I.   Financial Information
            Item 1.  Consolidated Financial Statements

                     Consolidated Balance Sheets at March 31,
                       1998 (unaudited) and June 30, 1997

                     Unaudited Consolidated Statements of Income for the
                       three months ended March 31, 1998 and 1997 and for the nine months ended March 31, 1998 and 1997

                     Unaudited Consolidated Statements of Cash Flows
                       for the nine months ended March 31, 1998 and 1997

                     Notes to Consolidated Financial Statements

            Item 2.  Management's Discussion and Analysis

Part II.  Other Information

          Items 1 through 6

          Signatures

Washington Bancorp and Subsidiary
Consolidated Statements of Financial Condition


                                                                 March 31,      June 30,
                                                                  1998           1997*
                                                              ----------------------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents:
     Interest-bearing......................................   $  3,358,589     $   574,736
     Noninterest-bearing ..................................      1,132,037         233,069
                                                              ----------------------------
                                                                 4,490,626         807,805
Investment securities, held to maturity ...................      1,285,500              --
Investment securities, available for sale .................     17,323,618       9,849,991
Federal funds sold ........................................      2,413,064              --
Loans receivable, net .....................................     63,885,347      52,530,153
Accrued interest receivable ...............................        859,038         568,228
Federal Home Loan Bank stock ..............................        690,800         465,600
Premises and equipment, net ...............................        779,550         550,231
Foreclosed real estate ....................................             --              --
Goodwill, net .............................................      1,398,728              --
Other assets ..............................................        121,365         103,026
                                                              ----------------------------
         Total assets .....................................   $ 93,247,636    $ 64,875,034
                                                              ============================
LIABILITIES
Deposits ..................................................   $ 67,366,377    $ 44,754,328
Borrowed funds ............................................     13,791,838       8,651,765
Advance from borrowers for taxes and insurance ............        119,920         204,677
Accrued expenses and other liabilities ....................        832,199         519,441
                                                              ----------------------------
         Total liabilities ................................     82,110,334      54,130,211
                                                              ----------------------------

COMMITMENTS AND CONTINGENCIES
Redeemable common stock held by Employee
         Stock Ownership Plan (the "ESOP") ................        155,346          69,392
                                                              ----------------------------
STOCKHOLDERS' EQUITY
     Common stock:
         Common stock .....................................          6,511           6,575
         Additional paid-in capital .......................      6,113,533       6,150,032
Retained earnings .........................................      5,645,511       5,292,419
Unrealized gain (loss) on investment securities,
         available for sale, net of income taxes ..........         16,287          (3,307)
                                                              ----------------------------
                                                                11,781,842      11,445,719
Less:
Cost of common shares acquired for treasury ...............        (86,756)        (85,827)
Deferred compensation .....................................       (124,219)       (151,739)
Maximum cash obligation related to ESOP shares ............       (155,346)        (69,392)
Unearned ESOP shares ......................................       (433,565)       (463,330)
                                                              ----------------------------
   Total stockholders' equity .............................     10,981,956      10,675,431
                                                              ----------------------------
         Total liabilities and
               stockholders' equity........................   $ 93,247,636    $ 64,875,034
                                                              ============================

*Condensed from audited financial statements.
See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Unaudited Consolidated Statements of Income

`                                                                           Three months ended            Nine months ended
                                                                                  March 31,                     March 31,
                                                                           ---------------------------------------------------------
                                                                             1998           1997            1998           1997
                                                                           ---------------------------------------------------------
Interest income:
     Loans receivable:
          First mortgage loans .....................................       $957,205       $884,140       $2,738,509       $2,568,807
          Consumer and other loans .................................        403,888        175,440          948,534          469,489
     Investment securities:
          Taxable ..................................................        265,151        199,561          530,772          667,001
          Non-taxable ..............................................         18,112          5,433           28,845           16,300
                                                                           ---------------------------------------------------------
               Total interest income ...............................      1,644,356      1,264,574        4,246,660        3,721,597
                                                                           --------       --------       ----------       ----------
Interest expense:
     Deposits ......................................................        727,134        557,918       1,827,409         1,662,769
     Borrowed funds ................................................        173,665         70,276         439,997           233,477
                                                                           --------       --------       ----------       ----------
               Total interest expense ..............................        900,799        628,194        2,267,406        1,896,246
                                                                           --------       --------       ----------       ----------
               Net interest income .................................        743,557        636,380        1,979,254        1,825,351
Provision for loan loss ............................................         18,000         19,085           71,000           25,085
                                                                           --------       --------       ----------       ----------
               Net interest income after provision .................        725,557        617,295        1,908,254        1,800,266
                                                                           --------       --------       ----------       ----------

Noninterest income:
     Security gains (losses), net ..................................           --             --               --                388
     Loan originations and commitment fees .........................          2,843          1,131            8,147            5,976
     Bank service charges and fees .................................         59,210         27,107          141,308           84,460
     Insurance commissions .........................................         11,691         14,189           57,400           61,700
     Other .........................................................          8,819         24,694           11,134           43,901
                                                                           --------       --------       ----------       ----------
               Total noninterest income ............................         82,563         67,121          217,989          196,425
                                                                           --------       --------       ----------       ----------
Noninterest expense:
     Compensation and benefits .....................................        253,476        185,208          661,827          544,774
     Occupancy and equipment .......................................         49,332         35,143          124,268          107,048
     Deposit insurance premium .....................................         12,947          2,014           36,829          359,167
     Data processing ...............................................         21,233         20,243           60,444           57,804
     Other .........................................................        133,224         95,810          370,922          323,968
                                                                           --------       --------       ----------       ----------
               Total noninterest expense ...........................        470,212        338,418        1,254,290        1,392,761
                                                                           --------       --------       ----------       ----------
               Income before income taxes ..........................        337,908        345,998          871,953          603,930
Income tax expense .................................................        121,935        134,989          299,530          227,534
                                                                           --------       --------       ----------       ----------
               Net income ..........................................       $215,973       $211,009       $  572,423       $  376,396
                                                                           ========       ========       ==========       ==========
Earnings per common share:
     Basic .........................................................       $   0.36       $   0.35       $     0.94       $     0.62
                                                                           ========       ========       ==========       ==========

     Diluted .......................................................       $   0.35       $   0.34       $     0.92       $     0.62
                                                                           ========       ========       ==========       ==========

Dividends per common share .........................................       $   0.12       $   0.10       $     0.34       $     0.28
                                                                           ========       ========       ==========       ==========

Weighted average common shares for:
     Basic earnings per share ......................................        605,969        605,603          605,869          607,318
                                                                           ========       ========       ==========       ==========

     Diluted earnings per share ....................................        624,776        614,266          623,390          610,305
                                                                           ========       ========       ==========       ==========

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Unaudited Consolidated Statements of Cash Flows

                                                                                                        Nine months ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                     1998                  1997
                                                                                                 ------------          ------------
Cash Flows from Operating Activities
         Net income ....................................................................         $    572,423          $    376,396
         income
Adjustments to reconcile net income to net cash provided by operating activities:
         Amortization of premiums and discounts on debt securities .....................                8,673                33,594
         Amortization of goodwill ......................................................               19,700                  --

         Provision for loan losses .....................................................               71,000                25,085
        (Gain) on sale of investment securities ........................................                 --                    (388)
         (Gain) on sale of foreclosed real estate ......................................               (3,381)              (36,911)
         Depreciation ..................................................................               48,371                40,989
         Compensation under stock award ................................................               39,442                  --
         ESOP contribution expense .....................................................               52,135                42,449
         Deferred income taxes .........................................................              (31,383)              (16,798)
         (Increase) decrease in accrued interest receivable ............................               13,228              (133,459)
         (Increase) decrease in other assets ...........................................              (17,615)               11,143
         Increase in accrued expenses and other liabilities ............................               20,729               118,720
                                                                                                 ------------          ------------
                           Net cash provided by operating activities ...................              793,322               460,820
                                                                                                 ------------          ------------

Cash Flows from Investing Activities
Held to maturity:
           Purchases ...................................................................              (65,000)                 --
Available for sale securities:
         Sales .........................................................................                 --                     911
         Maturities and calls ..........................................................            8,330,029            10,093,648
         Purchases .....................................................................           (5,250,000)           (6,145,000)
Federal funds sold, net ................................................................           (1,226,295)                 --
Purchase of Federal Home Loan Bank stock ...............................................             (225,200)              (64,100)
Loans made to customers, net ...........................................................           (3,573,890)           (6,704,922)
Purchase of premises and equipment .....................................................              (51,056)              (50,897)
Purchase of stock of Rubio Savings Bank of Brighton,
         Iowa, net of cash received ....................................................           (2,466,021)                 --
                                                                                                 ------------          ------------
                           Net cash (used in) investing activities .....................           (4,527,433)           (2,870,360)
                                                                                                 ------------          ------------

Cash Flows from Financing Activities
         Net increase (decrease) in deposits ...........................................            2,652,730             3,822,702
         Proceeds from Federal Home Loan Bank advances .................................           43,950,000            65,050,000
         Principal payments on Federal Home Loan Bank advances .........................          (38,809,926)          (64,626,498)
         Net (decrease) in advances from borrowers for payment of taxes and insurance ..              (84,758)             (118,669)
         Acquisition of 19,914 shares of common stock for Recognition and
           Retention Plan ..............................................................                 --                (262,736)
         Acquisition of 6,386 shares of common stock for retirement ....................                 --                 (85,827)
         Acquisition of 5,000 shares of common stock for the treasury ..................              (93,750)                 --
         Dividends paid ................................................................             (197,364)             (155,412)
                                                                                                 ------------          ------------
                           Net cash provided by financing activities ...................            7,416,932             3,623,560
                                                                                                 ------------          ------------

                           Net increase in cash and cash equivalents ...................            3,682,821             1,214,020
Cash and cash equivalents:
         Beginning .....................................................................              807,805             1,903,352
                                                                                                 ------------          ------------
         Ending ........................................................................         $  4,490,626          $  3,117,372
                                                                                                 ============          ============



Washington Bancorp and Subsidiary
Unaudited Consolidated Statements of Cash Flows

                                                                                                        Nine months ended
                                                                                                              March 31,
                                                                                                 ----------------------------------
                                                                                                     1998                  1997
                                                                                                 ------------          ------------
Supplemental Disclosures of Cash Flow Information
         Cash payments for:
                           Interest paid to depositors .................................         $  1,437,901          $  1,420,143
                           Interest paid on other obligations ..........................              439,998               233,477
                           Income taxes, net of refunds ................................              310,164               161,408

Supplemental Schedule of Noncash Investing
         and Financing Activities
         Transfer from loans to foreclosed real estate .................................               61,619               106,289
         Contract sales of foreclosed real estate ......................................               65,000               143,200
Acquisition of assets and liabilities from Rubio Savings Bank of Brighton, Iowa:
         Assets acquired:
                           Cash and cash equivalents ...................................            2,331,668                  --
                           Federal funds sold ..........................................            1,186,769                  --
                           Investment securities, held to maturity .....................            1,221,156                  --
                           Investment securities, available for sale ...................           10,530,323                  --
                           Loans receivable ............................................            7,848,923                  --
                           Premises and equipment ......................................              226,634                  --
                           Goodwill ....................................................            1,818,428                  --
                           Other assets ................................................              304,762                  --
                                                                                                 ----------------------------------
                                                                                                   25,068,663                  --
         Liabilities assumed:
                           Deposits ....................................................          (19,959,320)                 --
                           Other liabilities ...........................................             (311,655)                 --
                                                                                                 ----------------------------------
                                                                                                    4,797,689          $       --
                                                                                                 ============          ============

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Notes to Consolidated Financial Statements



Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp ("Washington" or the "Company"), Washington Federal Savings Bank ("Washington Federal" or "WFSB"), WFSB's wholly-owned subsidiary Washington Financial Services, Inc., which is a discount brokerage firm, and Rubio Savings Bank of Brighton, Iowa ("Rubio" or "RSB"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended March 31, 1998 and for the nine month period ended March 31, 1998, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10- KSB for the year ended June 30, 1997 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

Recapture of Bad Debt Reserves. Prior to the enactment, on August 20, 1996, of the Small Business Job Protection Act of 1996 (the "1996 Act"), for federal income tax purposes, thrift institutions such as Washington Federal, which met certain definitional tests primarily relating to their assets and the nature of their business, were permitted to establish tax reserves for bad debt, and to make annual additions thereto, which additions could, within specified limitations, be deducted in arriving at their taxable income. WFSB's deduction with respect to "qualifying loans," which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of WFSB's actual loss experience (the "Experience Method"), or a percentage equal to 8% of WFSB's taxable income ( the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve.

Under the 1996 Act, the PTI Method was repealed and WFSB will be required to use the Experience Method of computing additions to its bad debt reserve for taxable years beginning with the Banks taxable year beginning January 1, 1996. In addition, WFSB will be required to recapture (i.e., take into income) over a six-year period, beginning with the taxable year beginning January 1, 1996, the excess of the balance of its bad debt reserves (other than the supplemental reserve) as of December 31, 1995 over the greater of (a) the balance of such reserves as of December 31, 1987 (or over a lesser amount if WFSB's portfolio decreased since December 31, 1987) or (b) an amount that would have been the balance of such reserves as of December 31, 1995 had WFSB always computed the additions to its reserves using the six-year moving average Experience Method. However, under the 1996 Act, such recapture requirements will be suspended for each of the two successive taxable years beginning January 1, 1996 in which WFSB originates a minimum amount of certain residential loans during such years that is not less than the average of the principal amounts of such loans made by WFSB during its six taxable years preceding January 1, 1996. This legislation will result in the WFSB's recapture of reserves with an aggregate tax liability of approximately $156,000. Since WFSB has already provided a deferred income tax liability of this amount for financial reporting purposes, there will be no adverse impact to WFSB's financial condition or results of operations from the enactment of this legislation.

Deposit Insurance Funds Act of 1996. In response to the SAIF/BIF assessment disparity, the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted into law on September 30, 1996. The Funds Act amended the Federal Deposit Insurance Act (the "FDIA") in several ways to recapitalize the SAIF and reduce the disparity in the assessment rates for the BIF and the SAIF. The Funds Act authorized the FDIC to impose a special assessment on all institutions with SAIF-assessable deposits in the amount necessary to recapitalize the SAIF. As implemented by the FDIC, institutions with SAIF-assessable deposits paid a special assessment of 65.7 basis points on the Savings Association Insurance Fund (SAIF) deposits held as of March 31, 1995. Washington Federal Savings Bank's assessment totalled $294,000. As a result of the special assessment, WFSB's deposit insurance premium was reduced to 6.48 basis points based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

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

Because Washington Bancorp has potential common stock outstanding (stock options to employees), Washington is required to present basic and diluted earnings per share ("EPS"). Washington has granted options to directors and certain employees to purchase 60,272 shares of the Company's common stock to expire no later than October 15, 2006 and 2,818 shares of the Company's common stock to expire no later than October 15, 2007.

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

Redeemable common stock held by ESOP. The Company's maximum cash obligation related to these shares is classified outside stockholders' equity because the shares are traded on the "Bulletin Board" of the National Quotation Bureau Inc. and could be put to the Company for cash. The maximum cash obligation represents the approximate market value of the allocated ESOP shares at the end of the reporting period.

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1998 the capital requirements of Washington Federal Savings Bank under FIRREA and its actual capital ratios. As of March 31, 1998 WFSB substantially exceeded all current regulatory capital requirement standards.

                                              At March 31, 1998
                                            ----------------------
                                              Amount    Percent
                                            ----------------------
                                            (Dollars in thousands)
                                                 (unaudited)
Tangible Capital:
         Capital Level ................       $6,520     9.53%
         Requirement ..................        1,027     1.50%
                                              ----------------
         Excess .......................       $5,493     8.03%
                                              ================

Core or Leverage Capital:
         Capital Level ................       $6,520     9.53%
         Requirement ..................        2,053     3.00%
                                              ----------------
         Excess .......................       $4,467     6.53%
                                              ================

Risk-Based Capital:
         Capital Level ................       $6,673    14.47%
         Requirement ..................        3,745     8.00%
                                              ----------------
         Excess .......................       $2,928     6.47%
                                              ================

Likewise, Rubio Savings Bank of Brighton continues in a strong capital position. The following table summarizes, as of March 31, 1998 the capital requirements of Rubio Savings Bank of Brighton and its actual capital ratios. As of March 31, 1998, RSB substantially exceeded all current regulatory capital requirement standards.

                                                   At March 31, 1998
                                                -----------------------
                                                Amount          Percent
                                                -----------------------
                                                (Dollars in thousands)
                                                     (unaudited)
Tier 1 or Leverage Capital:
         Capital Level ..................      $2,430            11.24%
         Requirement ....................         865             4.00%
                                               ------------------------
         Excess .........................      $1,565             7.24%
                                               ========================

Tier 1 Risk-based Capital:
         Capital Level ..................      $2,430            25.82%
         Requirement ....................         377             4.00%
                                               ------------------------
         Excess .........................      $2,053            21.82%
                                               ========================

Risk-Based Capital:
         Capital Level ..................      $2,522            26.80%
         Requirement ....................         753             8.00%
                                               ------------------------
         Excess .........................      $1,769            18.80%
                                               ========================

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

General

         Washington Bancorp ("Washington" or the "Company") is an Iowa corporation which was organized in October 1995 by Washington Federal Savings Bank ("Washington Federal" or "WFSB") for the purpose of becoming a savings and loan holding company. Washington Federal is a federally chartered savings bank headquartered in Washington, Iowa. Originally chartered in 1934, Washington Federal converted to a federal savings bank in 1994.

         In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to the Company. The principal asset of the Company was the outstanding stock of Washington Federal, its wholly-owned subsidiary. As of January 15, 1998, Washington Bancorp became a bank holding company and the Rubio Savings Bank of Brighton, Iowa, became a wholly-owned subsidiary of Washington Bancorp. Rubio continues to operate as a completely separate state-chartered financial institution with its own charter and board of directors. Deposits of both institutions are insured by the Federal Deposit Insurance Corporation to the full extent permitted by law and regulation.

         Washington attracts deposits from the general public in its local market areas and uses such deposits primarily to invest in one- to four-family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington also makes commercial loans, consumer loans, automobile loans, and has occasionally been a purchaser of fixed-rate mortgage-backed securities.

Financial Condition

Total assets. Total consolidated assets increased $28.3 million from $64.9 million at June 30, 1997 to $93.2 million at March 31, 1998. The increase was primarily due to the acquisition of Rubio with total assets of $25.1 million and liabilities of $20.3 million. Other than the acquisition of Rubio, the increase was a due to a $3.6 million increase in loans receivable, a $1.3 million increase in cash and cash equivalents, and a $1.2 million increase in federal funds sold, partially offset by a $3.0 million decrease in investment securities. The increase was primarily funded by a $5.1 million increase in Federal Home Loan Bank advances, a $2.7 million increase in deposits and the net proceeds from the maturities and calls in investment securities.

Loans receivable. Loans receivable, net increased $11.4 million from $52.5 million at June 30, 1997 to $63.9 million at March 31, 1998. This increase was primarily due to the acquisition of Rubio with loans receivable, net of $7.8 million. There was also a $3.6 million increase in loans receivable, net due to the continued increase in loan demand in Washington's market area. Washington's non-performing assets were $202,000 or .22% of total assets at March 31, 1998 as compared to $229,000 or .35% of total assets at June 30, 1997.

Investment securities. Held-to-maturity securities increased $1.3 million from $0 at June 30, 1997 to $1.3 million at March 31, 1998. This increase was primarily due to the acquisition of Rubio with held-to-maturity securities of $1.2 million. Available-for-sale securities increased $7.5 million from $9.8 million at June 30, 1997 to $17.3 million at March 31, 1998. This increase was primarily due to the acquisition of Rubio with total available-for-sale securities of $10.5 million. This increase was partially offset by a decrease of $3.0 million, primarily due to the call of $6.1 million in government agency securities and the maturity of $2.2 million in U.S. Treasuries, government agency and corporate securities and the purchase of $5.2 million in government agency securities. Proceeds from the decrease in available-for-sale securities were primarily used to fund loan activity. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was more on March 31, 1998 than their carrying value due to a decline in interest rates since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized gain.

Deposits. Deposits increased $22.6 million from $44.8 million at June 30, 1997 to $67.4 million at March 31, 1998. The increase is primarily due to the acquisition of Rubio with deposits of $20.0 million in addition to an increase of $2.6 million. Interest credited to customer accounts totalled $1.4 million, while deposits exceeded withdrawals by $1.2 million. Transaction and savings deposits increased as a percentage of total deposits from $14.3 million or 32.0% at June 30, 1997 to $25.6 million or 37.9% at March 31, 1997. As a result of the increase in transaction and savings deposits, certificates of deposit decreased as a percentage of total deposits from $30.4 million or 68.0% at June 30, 1997 to $41.8 million or 62.1% at March 31, 1998.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased $5.2 million from $8.6 million at June 30, 1997 to $13.8 million at March 31, 1998. The increase is primarily due to the increased need to borrow to fund loan activity and to fund the one-time $2.8 million dividend paid from Washington Federal to the Company to facilitate the acquisition of Rubio Savings Bank of Brighton. The borrowings are primarily long-term advances.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $85,000 from $205,000 at June 30, 1997 to $120,000 at March 31, 1998. The decrease is primarily due to the semi-annual disbursement of escrow funds for the payment of real estate taxes which were due March 31, 1998.

Total stockholders' equity. Total stockholders' equity increased $307,000 from $10.7 million at June 30, 1997 to $11.0 million at March 31, 1998. The increase is primarily due to net income of $572,000, the amortization of deferred compensation under the Recognition and Retention Plan of $39,000, the net unrealized gain in available for sale securities of $20,000 and the allocation of shares in the Employee Stock Ownership Plan of $52,000 partially offset by the cash dividend paid to stockholders totalling $197,000, the acquisition of 5,000 shares of of the Company's common stock at a cost of $94,000 and the change in the maximum cash obligation related to ESOP shares of $86,000.

Results of Operations - Three Months Ended March 31, 1998 As Compared To The Three Months Ended March 31, 1997

Performance summary. Net earnings increased $5,000 to $216,000 for the three months ended March 31, 1998 from $211,000 for the three months ended March 31, 1997. The increase is primarily due to an increase in interest income of $380,000, an increase in noninterest income of $16,000, a decrease in income tax expense of $13,000 and a decrease in the provision for loan loss of $1,000, partially offset by an increase in interest expense of $273,000 and an increase in noninterest expense of $132,000. For the three months March 31, 1998 the annualized return on average assets was 1.02% compared to 1.30% for the three months ended March 31, 1997, while the annualized return on average equity was 7.87% for the three months ended March 31, 1998 compared to 7.98% for the three months ended March 31, 1997.

Net interest income. Net interest income increased $107,000 to $743,000 for the three months ended March 31, 1998 from $636,000 for the three months ended March 31, 1997. The increase is primarily due to the increase of $380,000 in interest income to $1,644,000 for the three months ended March 31, 1998 from $1,264,000 for the three months ended March 31, 1997 offset by an increase in interest expense of $273,000 to $901,000 for the three months ended March 31, 1998 from $628,000 for the three months ended March 31, 1997.

For the three months ended March 31, 1998 the average yield on interest-earning assets was 8.13% compared to 8.23% for the three months ended March 31, 1997. The average cost of interest-bearing liabilities was 5.20% for the three months ended March 31, 1998 compared to 4.97% for the three months ended March 31, 1997. The average balance of interest-earning assets increased $20.5 million to $82.0 million for the three months ended March 31, 1998 from $61.5 million for the three months ended March 31, 1997. During this same period, the average balance of interest-bearing liabilities increased $19.7 million to $70.3 million for the three months ended March 31, 1998 from $50.6 million for the three months ended March 31, 1997.

Due to the decrease in yield on the interest-earning assets and the increase in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.93% for the three months ended March 31, 1998 compared to 3.26% for the three months ended March 31, 1997. The average net interest margin was 3.68% for the three months ended March 31, 1998 compared to 3.92% for the three months ended March 31, 1997.

Provision for loan loss. Provision for loan loss decreased $1,000 to $18,000 for the three months ended March 31, 1998 from $19,000 for the three months ended March 31, 1997. Washington's loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses of $366,000 or .57% of loans receivable, net at March 31, 1998 compares to $222,000 or .45% of loans receivable, net at March 31, 1997. The allowance for loan loss as a percentage of non-performing assets was 180.97% at March 31, 1998, compared to 154.53% at March 31, 1997.

Noninterest income. Noninterest income increased $16,000 to $83,000 for the three months ended March 31, 1998 from $67,000 for the three months ended March 31, 1997. The increase is primarily due to an increase in bank service fees of $32,000 and an increase in loan originations and commitments of $2,000, partially offset by a decrease in other noninterest income of $16,000 and a decrease in insurance commissions of $2,000.

Bank service charges and fees increased $32,000 to $59,000 for the three months ended March 31, 1998 from $27,000 for the three months ended March 31, 1997. The increase is primarily due to an increase in overdraft fee income of $21,000 to $39,000 for the three months ended March 31, 1998 from $18,000 for the three months ended March 31, 1997, an increase in checking account fees of $6,000 to $10,000 for the three months ended March 31, 1998 from $4,000 for the three months ended March 31, 1997 and an increase in late fees collected of $1,000 to $5,000 for the three months ended March 31, 1998 from $4,000 for the three months ended March 31, 1997.

Insurance commission income decreased $2,000 to $12,000 for the three months ended March 31, 1998 from $14,000 for the three months ended March 31, 1997 primarily due to the fluctuations in the volume of the sales of credit life and disability products.

Other noninterest income decreased $16,000 to $9,000 for the three months ended March 31, 1998 from $25,000 for the three months ended March 31, 1997 primarily due to a decrease in the gains realized on foreclosed properties.

Noninterest expense. Noninterest expense increased $132,000 to $470,000 for the three months ended March 31, 1998 from $338,000 for the three months ended March 31, 1997. The increase is primarily due to an increase in compensation and benefits of $68,000, an increase in other noninterest expense of $37,000, an increase in occupancy and equipment of $14,000, an increase in deposit insurance of $11,000 and an increase in data processing of $1,000.

Compensation and benefits increased $68,000 to $253,000 for the three months ended March 31, 1998 from $185,000 for the three months ended March 31, 1997 due to an increase in employee compensation of $58,000 to $186,000 for the three months ended March 31, 1998 from $128,000 for the three months ended March 31, 1997 due to normal salary increases and an increase in the number of full-time equivalent employees. There was also an increase in retirement and ESOP expense of $11,000 to $24,000 for the three months ended March 31, 1998 from $13,000 for the three months ended March 31, 1997 primarily due to the amortization of the cost of shares in the ESOP and the addition of Rubio's retirement benefits. Also employee benefits and insurance premiums increased $9,000 to $18,000 for the three months ended March 31,1998 from $9,000 for the three months ended March 31, 1997 due to an increase in insurance costs as well as an increase in the number of employees insured. Travel and work expense increased $5,000 to $7,000 for the three months ended March 31, 1998 from $2,000 for the three months ended March 31, 1997, and bonuses accrued and incentives paid for product promotions increased $3,000 to $7,000 for the three months ended March 31, 1998 from $4,000 for the three months ended March 31, 1997. The increases were offset by a decrease in the expense for the Recognition and Retention Plan of $16,000 to $6,000 for the three months ended March 31, 1998 from $22,000 for the three months ended March 31, 1997 primarily due to the amortization of the expense of the awarded shares based upon the fair value of the shares on the date of the grant and a decrease in credit life and disability insurance broker fees of $1,000 to $3,000 for the three months ended March 31, 1998 from $4,000 for the three months ended March 31, 1997.

Other noninterest expense increased $37,000 to $133,000 for the three months ended March 31, 1998 from $96,000 for the three months ended March 31, 1997 primarily due to the amortization of goodwill from the acquisition of Rubio Savings Bank of Brighton of $20,000, an increase in federal examination fees of $8,000 to $13,000 for the three months ended March 31, 1998 from $5,000 for the three months ended March 31, 1997, an increase in professional organization fees of $5,000 to 9,000 for the three months ended March 31, 1998 from $5,000 for the three months ended March 31, 1997 due to the timing of bill payments, and an increase in legal fees of $5,000 to $7,000 for the three months ended March 31, 1998 from $2,000 for the three months ended March 31, 1997 due to the timing of bill payments.

Occupancy and equipment expense increased $14,000 to $49,000 for the three months ended March 31, 1998 from $35,000 for the three months ended March 31, 1997. The increase is primarily due to an increase in building and equipment maintenance of $6,000 to $15,000 for the three months ended March 31, 1998 from $7,000 for the three months ended March 31, 1997 due to maintaining two office buildings since the acquisition of Rubio, an increase in telephone expense of $3,000 to $5,000 for the three months ended March 31, 1998 from $2,000 for the three months ended March 31, 1997, an increase in depreciation expense of $2,000 to $13,000 for the three months ended March 31, 1998 from $11,000 for the three months ended March 31, 1997 and an increase in property tax expense of $1,000 to $8,000 for the three months ended March 31, 1998 from $7,000 for the three months ended March 31, 1997.

Deposit insurance premiums increased $11,000 to $13,000 for the three months ended March 31, 1998 from $2,000 for the three months ended March 31, 1997. The increase is primarily due to the refund of premium paid for the three months ended March 31, 1997 as a result of the one-time SAIF premium assessed as of September 30, 1996 and the increase in total deposits since the acquisition of Rubio. Data processing increased $1,000 to $21,000 for the three months ended March 31, 1998 from $20,000 for the three months ended March 31, 1997.

Income tax expense. Income tax expense decreased $13,000 to $122,000 for the three months ended March 31, 1998 from $135,000 for the three months ended March 31, 1997 primarily due to the treatment of the Recognition and Retention Plan market value deductibility for income tax purposes.


Results of Operations - Nine Months Ended March 31, 1998 As Compared To The Nine Months Ended March 31, 1997

Performance summary. Net earnings increased $196,000 to $572,000 for the three months ended March 31, 1998 from $376,000 for the nine months ended March 31, 1997. The increase is primarily due to an increase in interest income of $525,000, a decrease in noninterest expense of $139,000 and an increase in noninterest income of $22,000, partially offset by an increase in interest expense of $371,000, an increase in provision for loan loss of $46,000, and an increase in income tax expense of $72,000. For the nine months ended March 31, 1998 the annualized return on average assets was 1.02% compared to 0.79% for the nine months ended March 31, 1997, while the annualized return on average equity was 7.02% for the nine months ended March 31, 1998 compared to 4.75% for the nine months ended March 31, 1997.

Net interest income. Net interest income increased $154,000 to $2.0 million for the nine months ended March 31, 1998 from $1.8 million for the nine months ended March 31, 1997. The increase is primarily due to the increase of $525,000 in interest income to $4.2 million for the nine months ended March 31, 1998 from $3.7 million for the nine months ended March 31, 1997 offset by an increase in interest expense of $371,000 to $2.3 million for the nine months ended March 31, 1998 from $1.9 million for the nine months ended March 31, 1997.

For the nine months ended March 31, 1998 the average yield on interest-earning assets was 8.03% compared to 8.24% for the nine months ended March 31, 1997. The average cost of interest-bearing liabilities was 5.11% for the nine months ended March 31, 1998 compared to 5.14% for the nine months ended March 31, 1997. The average balance of interest-earning assets increased $10.3 million to $70.5 million for the nine months ended March 31, 1998 from $60.2 million for the nine months ended March 31, 1997. During this same period, the average balance of interest-bearing liabilities increased $10.0 million to $59.2 million for the nine months ended March 31, 1998 from $49.2 million for the nine months ended March 31, 1997.

Due to the decrease in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.92% for the nine months ended March 31, 1998 compared to 3.10% for the nine months ended March 31, 1997. The average net interest margin was 3.74% for the nine months ended March 31, 1998 compared to 3.85% for the nine months ended March 31, 1997.

Provision for loan loss. Provision for loan loss increased $46,000 to $71,000 for the nine months ended March 31, 1998 from $25,000 for the nine months ended March 31, 1997. The increase is primarily due to an increase in the size of the loan portfolio. Washington's loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses of $366,000 or .57% of loans receivable, net at March 31, 1998 compares to $222,000 or .45% of loans receivable, net at March 31, 1997. The allowance for loan loss as a percentage of non- performing assets was 180.97% at March 31, 1998, compared to 154.53% at March 31, 1997.

Noninterest income. Noninterest income increased $22,000 to $218,000 for the nine months ended March 31, 1998 from $196,000 for the nine months ended March 31, 1997. The increase is primarily due an increase in bank service fees of $57,000 and an increase in loan originations and commitments of $2,000, partially offset by a decrease in other noninterest income of $33,000 and a decrease in insurance commissions of $4,000.

Bank service charges and fees increased $57,000 to $141,000 for the nine months ended March 31, 1998 from $84,000 for the nine months ended March 31, 1997 primarily due to an increase in overdraft fee income of $35,000 to $93,000 for the nine months ended March 31, 1998 from $58,000 for the nine months ended March 31, 1997 due to more stringent enforcement of the fee schedule and the acquisition of Rubio. There was also an increase in checking account fee income of $11,000 to $23,000 for the nine months ended March 31, 1998 from $12,000 for the nine months ended March 31, 1997 due to a new checking account program and the acquisition of Rubio, an increase in late payment charges of $5,000 to $15,000 for the nine months ended March 31, 1998 from $10,000 for the nine months ended March 31, 1997, the increase in merchant fee income of $3,000 to $3,000 for the nine months ended March 31, 1998 and an increase in safe deposit box rental income of $2,000 to $4,000 for the nine months ended March 31, 1998 from $2,000 for the nine months ended March 31, 1997.

Loan originations and commitment income increased $2,000 to $8,000 for the nine months ended March 31, 1998 from $6,000 for the three months ended March 31, 1997 due to an increase in secondary market origination fee income. Other noninterest income decreased $33,000 to $11,000 for the nine months ended March 31, 1998 from $44,000 for the nine months ended March 31, 1997 primarily due to a decrease in the gains realized on foreclosed properties. Insurance commission income decreased $4,000 to $57,000 for the nine months ended March 31, 1998 from $61,000 for the nine months ended March 31, 1997 primarily due to a decrease in the volume of the sales of credit life and disability products.

Noninterest expense. Noninterest expense decreased $139,000 to $1.3 million for the nine months ended March 31, 1998 from $1.4 million for the nine months ended March 31, 1997. The decrease is primarily due to the decrease in SAIF deposit premiums of $322,000, partially offset by an increase in compensation and benefits of $117,000, an increase in other noninterest expense of $47,000, and increase in occupancy and equipment expense of $17,000 and an increase in data processing of $2,000.

SAIF deposit insurance premiums decreased $322,000 to $37,000 for the nine months ended March 31, 1998 from $359,000 for the nine months ended March 31, 1997 primarily due to the $294,000 one-time SAIF assessment and the decrease in the annual assessment rate to 6.3 basis points from 23 basis points charged for the protection of FDIC insurance at Washington Federal deposits. Rubio's annual assessment rate is 1.3 basis points.

Compensation and benefits increased $117,000 to $662,000 for the nine months ended March 31, 1998 from $545,000 for the nine months ended March 31, 1997 primarily due to an increase in the employee compensation and payroll taxes of $71,000 to $403,000 for the nine months ended March 31, 1998 from $332,000 for the nine months ended March 31, 1997 due to regular salary increases and an increase in the number of full-time equivalent employees. Employee insurance benefits increased $12,000 to $38,000 for the nine months ended March 31, 1998 from $26,000 for the nine months ended March 31, 1997. Incentives and bonuses increased $10,000 to $17,000 for the nine months ended March 31, 1998 from $7,000 for the nine months ended March 31, 1997 due to incentives paid for product promotions and an increase in full-time equivalent employees. ESOP expenses increased $8,000 to $50,000 for the nine months ended March 31, 1998 from $42,000 for the nine months ended March 31, 1997. Other work expenses increased $7,000 to $21,000 for the nine months ended March 31, 1998 from $14,000 for the nine months ended March 31, 1997.

Other noninterest expense increased $47,000 to $371,000 for the nine months ended March 31, 1998 from $324,000 for the nine months ended March 31, 1997 primarily due to the amortization of goodwill for the purchase of Rubio Savings Bank of Brighton of $20,000 and an increase in checking account expense of $9,000 to $12,000 for the nine months ended March 31, 1998 from $3,000 for the nine months ended March 31, 1997 due to a new checking account program. There was also an increase in supplies of $9,000 to $36,000 for the nine months ended March 31, 1997 from $27,000 for the nine months ended March 31, 1997, an increase in advertising of $8,000 to $53,000 for the nine months ended March 31, 1998 from $45,000 for the nine months ended March 31, 1997 and an increase in postage and delivery of $8,000 to $38,000 for the nine months ended March 31, 1998 from $30,000 for the nine months ended March 31, 1997 due to the promotion of a new checking account and other bank products. Legal fees increased $3,000 to $16,000 for the nine months ended March 31, 1998 from $13,000 for the nine months ended March 31, 1997. The increases were partially offset by a decrease in auditing and accounting of $9,000 to $37,000 for the nine months ended March 31, 1998 from $46,000 for the nine months ended March 31, 1997.

Occupancy and equipment expense increased $17,000 to $124,000 for the nine months ended March 31, 1998 from $107,000 for the nine months ended March 31, 1997 primarily due to an increase in building and equipment maintenance of $11,000 to $30,000 for the nine months ended March 31, 1998 from $19,000 for the nine months ended March 31, 1997, an increase in real estate tax expense of $3,000 to $22,000 for the nine months ended March 31, 1998 from $19,000 for nine months ended March 31, 1997, an increase in telephone expense of $2,000 to $13,000 for the nine months ended March 31, 1998 from $11,000 for the nine months ended March 31, 1997, and an increase in utilities of $1,000 to $8,000 for the nine months ended March 31, 1998 from $7,000 for the nine months ended March 31, 1997. Data processing increased $2,000 to $60,000 for the nine months ended March 31, 1998 from $58,000 for the nine months ended March 31, 1997.

Income tax expense. Income tax expense increased $71,000 to $300,000 for the nine months ended March 31, 1998 from $228,000 for the nine months ended March 31, 1997 primarily due to the increase in income before income taxes.

Liquidity and capital resources. The banks' principal sources of funds are deposits, amortization and prepayment of loan principal, borrowings, and the sale and maturities of investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition. The banks generally manage the pricing of its deposits to maintain a steady deposit balance, but have from time to time decided not to pay deposit rates that are as high as those of their competition, and when necessary, to supplement deposits with alternative sources of funds.

Federal regulations historically have required the banks to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and for Washington Federal is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 1998, Washington Federal's liquidity ratio was 13.70%.

Liquidity management is both a daily and long-term responsibility of management. The banks adjust their investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the banks require funds beyond their ability to generate them internally, Washington Federal has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for reverse repurchase agreements and Rubio has additional borrowing capacity with the Federal Reserve.

The banks anticipate that they will have sufficient funds available to meet current loan commitments. At March 31, 1998, the Washington Federal had outstanding commitments to extend credit which amounted to $2.9 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $572,000.

PART II - Other Information


Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  Employee Benefit Plans. In conjunction with Washington Federal's conversion to stock ownership, the Company established an Employee Stock Ownership Plan (ESOP) for eligible employees. The plan was established by amending Washington Federal's existing profit sharing plan. Employees of Washington Federal are eligible to participate after they attain age 21 and complete one year of service during which they work at least 1,000 hours. The Company issued 52,602 shares of common stock to the ESOP on the date of the conversion and reorganization.

                  At March 31, 1998 the ESOP held 52,602 shares of the Company's common stock, 8,201 of which were allocated, 1,044 of which were released for allocation and the remaining 43,356 were unreleased (unearned) shares. The 43,356 unreleased (unearned) shares had a fair market value of approximately $821,000 at March 31, 1998.

                  Year 2000 Compliance. The "Year 2000" issue is one that has received much publicity and addresses the ability of computer systems to recognize the year 2000 and thereafter. The banks outsource their primary data processing functions and has received verification from its vendors that plans have been developed by them to address and correct the problems associated with the issue. Washington has established a technology team to determine the status of the banks' equipment and software as it relates to "Year 2000" readiness. The Company does not anticipate that the "Year 2000" issue will pose any significant operational problems. However, no assurance can be given that the "Year 2000" issue will not have an adverse impact on the Company's earnings.


Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 on Regulation S-B)

                          11       Computation of Earnings Per Share

                          27       Financial Data Schedule
                  (b)     Reports on Form 8-K

                  Form 8-K/A was filed on March 31, 1998 to report the proforma financial information related to the acquisition of Rubio Savings Bank of Brighton, Iowa.

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Washington Bancorp
                                  (Registrant)

Date     May 13, 1998                          /s/ Stan Carlson
                                               ---------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

Date     May 13, 1998                          /s/ Leisha A. Linge
                                               ---------------------------------
                                               Leisha A. Linge, Controller