Form 10KSB
period 1998-06-30
WASHINGTON BANCORP
filed 1998-09-28
CIK 1002907

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the Fiscal Year Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____________________ to _____________________

                         Commission File Number 0-25076

                               WASHINGTON BANCORP
              ----------------------------------------------------
              (Exact Name of Small Business Issuer in its Charter)

            Iowa                                          42-1446740
-------------------------------                ---------------------------------
(State or Other Jurisdiction of                (IRS Employer Identification No.)
 Incorporation or Organization)

       102 East Main Street
          Washington, Iowa                                 52353
----------------------------------------                 ----------
(Address of Principal Executive Offices)                 (Zip Code)

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The Issuer had $6,354,000 in revenues for the fiscal year ended June 30, 1998.

         As of September 21, 1998, there were issued and outstanding 598,006 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of September 4, 1998, was $8.6 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

       Part II of Form 10-KSB - Portions of Annual Report to Stockholders
                    for the Fiscal Year Ended June 30, 1998.
                Part III of Form 10-KSB - Portions of the Proxy
             Statement for the 1998 Annual Meeting of Shareholders.
           Transitional Small Business disclosure Format YES . NO X .

                                     PART I

Item 1.  Description of Business

Forward-Looking Statements

         When used in this Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Impact of the Year 2000

         The Banks have conducted a comprehensive review of their computer systems to identify applications that could be affected by the "Year 2000" issue, and have developed implementation plans to address the issue. Rubio's data processing is performed in-house. Washington Federal's data processing is out-sourced. The Banks have already contacted each vendor to request time tables for Year 2000 compliance and expected costs, if any, to be passed along to the Banks. To date, the Banks have been informed that their primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Banks adequate time for testing. Certain other vendors have not yet responded, however, the Banks will pursue other options if it appears that these vendors will be unable to comply. Management does not expect these costs to have a significant impact on their financial position or results of operations, however, there can be no assurance that the vendors systems will be Year 2000 compliant, consequently the Banks could incur incremental costs to convert to another vendor. The Banks have identified certain of their hardware and software equipment that will not be Year 2000 compliant and have already purchased new equipment and software. These capital expenditures are expected to total approximately $85,000.

General

         Washington Bancorp ("Washington," and with its subsidiaries, the "Company") is an Iowa corporation which was organized in October 1995 by Washington Federal Savings Bank ("Washington Federal") for the purpose of becoming a savings and loan holding company. Washington Federal is a federally chartered savings bank headquartered in Washington, Iowa. Originally chartered in 1934, the Bank converted to a federal savings bank in 1994.

         In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to the Company. Washington, on June 24, 1997, entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Brighton, Iowa ("Rubio") for an aggregate merger consideration of approximately $4.6 million. Rubio is held as a separate subsidiary of the Company. In January 1998, the Company became a bank holding company upon its acquisition of Rubio. The principal assets of the Company are Washington Federal and Rubio (collectively, the "Banks"). The Company presently has no separate operation and its business consists of the business of the Banks. Deposits of both institutions are insured by the Federal Deposit Insurance Corporation to the full extent permitted by law and regulation.

         Washington Federal attracts deposits from the general public in its local market area and uses such deposits primarily to invest in one- to four-family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington Federal also makes commercial loans, consumer loans, automobile loans, and has occasionally been a purchaser of fixed-rate mortgage-backed securities.


         Washington Federal filed applications with the Office of Thrift Supervision ("OTS") on August 19, 1998 for two branch offices. The application to branch into Wellman, Iowa, a small rural community of 1,000 people located 20 miles north of Washington, has been approved. The application to branch into Richland, Iowa, a small rural community of 500 people is pending. Both Wellman and Richland currently have branch offices of large regional banks. Washington Federal has received requests from its customers residing in both communities to assist in the restoration of an active local banking relationship by opening branches. Washington Federal initially intends to open the Wellman branch using a temporary facility to allow for an assessment of the long-term needs before constructing a permanent facility. The temporary facility will then be moved to facilitate the branch opening in Richland.

         Rubio attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in United States Treasury bonds, agricultural operating loans, commercial loans, one- to four-family residential real estate loans, and farm real estate loans. Rubio also makes commercial real estate loans, automobile loans, and other consumer loans.

         At June 30, 1998, the Company had assets of approximately $94.3 million, deposits of approximately $66.6 million and stockholders' equity of approximately $11.0 million.

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319) 653-7256.


Lending Activities

         General. The Company's loan portfolio predominantly consists of mortgage loans secured by one- to four-family residences. The Company also makes home equity and second mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans.

         At June 30, 1998, the Company's net loan portfolio totalled $65.9 million. Loans secured by first mortgages on one- to four-family residences totalled $45.3 million, or 68.4% of the Company's loan portfolio at June 30, 1998, before net items. The Company originates and retains substantially all of its mortgage loan portfolio, and currently originates only a limited number of mortgage loans for sale to the secondary market.

         Loan Approval Authority. Loans for the purchase of real estate, construction loans, first mortgage refinances, second mortgages, or commercial loans to existing customers for more than $125,000, secured consumer loans for more than $35,000, unsecured consumer loans for more than $20,000 and commercial loans to new customers for more than $50,000 require loan committee approval. All other loans require the approval of two loan officers. The Board of Directors is provided a listing of all loans granted on a monthly basis for ratification.

         Loans to One Borrower. Washington Federal, a savings bank, is subject to the same limits as those applicable to national banks which, under current regulations, limit loans-to-one borrower to an amount equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Washington Federal's maximum loan-to-one borrower limit was approximately $1.7 million as of June 30, 1998. Washington Federal's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by agricultural real estate and agricultural operating loans in the aggregate amount of $742,000. All of the loans to this borrower have performed in accordance with their terms since their origination. In addition to regulatory limitations, Washington Federal has adopted an internal maximum loan-to-one-borrower limit of $750,000.

         Rubio, a state bank, is subject to limits, which under current regulations limit loans-to-one borrower to an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital.) Rubio's maximum loan-to-one borrower limit was approximately $566,000 as of June 30, 1998, Rubio's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by agricultural real estate and agricultural operating loans in the aggregate amount of $311,000. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated. All of the loans in the table have fixed interest rates, except for the commercial business loans which have adjustable rates, and certain adjustable rate one- to four-family real estate loans offered beginning in March 1996. The amount of adjustable rate one- to four-family loans totaled $21.5 million at June 30, 1998.

                                                   1998               1997              1996            1995             1994
                                              --------------------------------------------------------------------------------------
                                               Amount  Percent   Amount  Percent   Amount Percent  Amount  Percent  Amount   Percent
                                              --------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Real Estate Loans:
  One- to four-family .....................   $45,303    68.4%  $40,696   77.1%  $33,914  78.66%  $33,328  82.01%  $30,496   80.97%
  Home equity and second mortgage .........     1,164     1.7     1,233    2.3     1,569   3.64     1,669   4.11       956     .54
  Multi-family and commercial real estate .     7,411    11.2     4,775    9.1     2,896   6.72     1,741   4.28     1,825    4.85
  Other ...................................         0       0        99    0.2       115   0.27       472   1.16       299    0.79
                                              -------------------------------------------------------------------------------------
     Total mortgages ......................    53,878    81.3    46,803   88.7    38,494  89.29    37,210  91.56    33,576   89.15
Construction loans ........................       152     0.2       694    1.3     1,119   2.60       589   1.45       438    1.16
                                              --------------------------------------------------------------------------------------
     Total real estate loans ..............    54,030    81.5    47,497   90.0    39,613  91.89    37,799   93.01   34,014   90.31
Commercial Business Loans .................     8,164    12.3     2,715    5.2     1,546   3.59     1,084    2.67    1,780    4.73
                                              -------------------------------------------------------------------------------------
Consumer Loans:
  Automobile ..............................     3,065     4.6     1,899    3.6     1,134   2.62       785    1.93      685    1.82
  Deposit account .........................     1,014     1.6       645    1.2       822   1.90       970    2.39    1,185    3.14
                                              --------------------------------------------------------------------------------------
     Total consumer loans .................     4,079     6.2     2,544    4.8     1,956   4.52     1,755    4.32    1,870    4.96
                                              --------------------------------------------------------------------------------------

Total Loans ...............................    66,273  100.00%   52,756  100.00%   43,115 100.00%   40,638  100.00%  37,664  100.00%
                                                       =======           =======          =======           =======          =======

Less:
  Allowance for loan losses ...............       388               226               203              203              209
                                              -------           -------           -------          -------          -------
     Total loans receivable, net ..........   $65,885           $52,530           $42,906          $40,435          $37,461
                                              =======           =======           =======          =======          =======

There are no foreign loans outstanding for any of the years presented.

         Loan Maturities. The following schedule illustrates the contractual maturity and weighted average rates of the Company's loan portfolio at June 30, 1998. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                  Real Estate
                      --------------------------------------
                          Mortgage          Construction     Commercial Business       Consumer             Total
                      -----------------  ------------------- -------------------   -----------------  --------------------
                               Weighted             Weighted           Weighted             Weighted              Weighted
                               Average              Average             Average              Average               Average
                      Amount     Rate     Amount      Rate     Amount     Rate     Amount     Rate     Amount       Rate
                      -----------------  -------------------  -----------------    -----------------   -------------------
1999                  $ 8,852    8.87%   $    152     8.50%    $5,070     9.54%    $  806     10.18%   $14,880      9.17%
2000                   11,337    8.28         ---      ---      1,577    10.09      1,633     11.60     14,547       8.85
2001                    9,209    8.50         ---      ---        244     8.75        721     10.34     10,174       8.64
2002 and 2003           1,316    8.66         ---      ---        996     8.34        903      9.81      3,215       8.88
2004 to 2008            3,404    8.16         ---      ---        277     9.18         10     12.00      3,691       8.25
2009 to 2013            4,119    8.07         ---      ---        ---      ---          6       ---      4,125       8.07
2014 and
  thereafter           15,641    8.10%        ---      ---        ---      ---        ---       ---     15,641       8.10
                      -------             -------              ------              ------              -------
                      $53,878             $   152              $8,164              $4,079              $66,273
                      =======             =======              ======              ======              =======

         As of June 30, 1998, the total amount of loans due after June 30, 1999 which have predetermined interest rates was $30.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $21.5 million.

         Loan Originations, Purchases and Sales. Real estate loans are originated by the Company's staff of salaried loan officers who receive applications from existing customers, walk-in customers from the local community, advertising, and referrals from realtors and contractors.

         While the Company originates predominately fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market. Demand is affected by the interest rate environment.

         The Company originates loans for its own portfolio and originates a limited number of loans for sale on the secondary market. Washington Federal originated four one- to four-family real estate loans for the secondary market during fiscal 1998. Washington Federal originated seven 90% farm Service Agency, Guaranteed Farm Ownership, and Guaranteed Operation Loans totaling $1.2 million during fiscal year 1998. The loans are backed by 90% guarantees of the United States Government and the guaranteed portions were sold by Washington Federal in the secondary market to FarmerMac. In addition to the portion of each loan retained, Washington Federal also retained the servicing of the loans.

         In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                      Year Ended June 30,
                                                                --------------------------------
                                                                 1998         1997        1996
                                                                --------------------------------
                                                                       (In Thousands)
Originations by type:
Real estate
  One- to four-family .......................................   $ 15,744    $ 14,265    $  9,915
   Home equity and second mortgage ..........................      1,036         751       1,098
   Multi-family and commercial ..............................      5,177       5,438         484
     real estate
   Construction .............................................        686       1,319       1,647
Non real estate
   Commercial business ......................................      6,348       3,666       1,551
   Consumer .................................................      3,142       2,811       2,198
                                                                --------------------------------
      Total loans originated ................................     32,133      28,250      16,893

Loans sold to secondary market ..............................     (1,474)         --        (208)
Principal (repayments) ......................................    (25,096)    (18,609)    (14,208)
Balance of loans outstanding, net from ......................      7,849          --          --
 acquisition of Rubio
Decrease (increase) in allowance ............................        (57)        (17)         (6)
  for loan losses
                                                                --------------------------------
Net increase (decrease) .....................................   $ 13,355    $  9,624    $  2,471
                                                                ================================

         One- to Four-Family Residential Mortgage Lending. The Company's primary lending activity consists of the origination of residential mortgage loans secured by property located in the Company's market area of Washington County, Iowa and adjoining counties. The Company will not normally originate any loan which exceeds 90% of the lesser of the appraised value or selling price of the mortgaged property.

         The Company primarily originates three year balloon mortgage loans with an amortization up to 30 years. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Company's cost of funds. The Company generally does not charge origination fees for loans. The Company originates its loans for its own portfolio and originates a limited number of loans for sale to the secondary market. Accordingly, the Company's portfolio lending may not conform to secondary market guidelines, such as FHLMC, primarily as it relates to appraisal requirements. It is the current policy of the Company to remain primarily a portfolio lender.

         Loan originations are generally obtained from existing customers, members of the local community, advertising, and referrals from realtors and contractors within the Company's market area. Mortgage loans originated and held by the Company in its portfolio generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

         The Company also has a limited amount of non-owner-occupied permanent residential one- to four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans.

         Home Equity and Second Mortgage Lending. The Company originates home equity and second mortgage improvement loans. Home equity and second mortgage loans, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value. Generally, such loans have a maximum term of up to three years with an amortization of up to 15 years. As of June 30, 1998, home equity and second mortgage loans amounted to $1.2 million which represented 1.7% of the Company's total loan portfolio, before net items.

         Multi-Family and Commercial Real Estate Loans. The Company has historically engaged in a limited amount of multi-family and commercial real estate lending. Generally such loans have a term of three years and an amortization of up to thirty years, and have loan-to-value ratios of up to 80%. At June 30, 1998, $7.4 million or 11.2% of the Company's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and commercial real estate, including primarily two convenience stores, a small meat processing plant, a condominium and a hog confinement facility. All of the Company's multi-family and commercial real estate loans are secured by properties located in its market area. The largest multifamily and commercial real estate loan as of June 30, 1998 was $290,000, secured by farm land and buildings. The loan has performed in accordance with its terms since origination.

         Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Company generally attempts to mitigate the risks associated with multi-family residential and commercial real estate lending by, among other things, lending on collateral located in its market area and generally to individuals who reside in its market.

         The Company requires appraisals on all properties securing non-residential and multi-family residential real estate loans. Such appraisals are completed by the Company's staff. If these loans exceed $250,000 a certified appraisal is completed by a fee appraiser not employed by the Company. In originating multi-family residential and non-residential real estate loans, the Company considers the quality of the property, the credit of the borrower, cash flow projections, location of real estate and the quality of management involved with the property.

         Construction Loans. The Company makes construction loans primarily to individuals for the construction of single-family residences. At June 30, 1998, construction loans amounted to $152,000, or 0.2% of the Company's total loan portfolio, after net items. Construction loan rates are fixed at prime during the construction period. The terms of these loans are generally six months with an option to renew for an additional six months, at which time the loans are due. During the construction period, only interest payments are due, and on a case by case basis, the Company may allow the payment of interest from loan proceeds. The Company construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Company periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Company's market area.

         Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. The
Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the construction. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and economic conditions. As of June 30, 1998, the Company had no speculative loans to builders.

         Commercial Business Lending. At June 30, 1998, $8.2 million or 12.3% of the Company's total loans were comprised of commercial business loans. The Company's current commercial business lending portfolio is predominantly secured by accounts receivable, inventory, and equipment. The Company's agricultural loan portfolio is primarily secured by livestock, growing crops, machinery and equipment. The largest commercial business loan was $306,000 at June 30, 1998 and was secured by machinery and equipment.

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

         Consumer Lending. The Company offers a variety of consumer loans, including automobile loans and loans secured by deposits. The Company currently originates substantially all of its consumer loans in its market area, generally to its existing customers. At June 30, 1998, the Company's consumer loan portfolio totaled $4.1 million or 6.2% of its total loan portfolio, before net items.

         The largest component of the Company's consumer loan portfolio consists of automobile loans. The Company originates new and used automobile loans on a direct basis, where the Company extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to 90% of the purchase price or the vehicle's published value, whichever is less. At June 30, 1998, the Company's automobile loans totaled $3.1 million or 4.6% of the Company's total loan portfolio, before net items.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1998, $39,000 of the Company's consumer loans were non-performing. See "- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Asset Quality

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days, the customer will receive a letter and/or telephone call from a representative of the Company. If the delinquency continues to 90 days, similar subsequent efforts are made to eliminate the delinquency. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of category at June 30, 1998. The amounts presented represent the total remaining principal balances of the elapsed loans, rather than the actual payment amounts which are overdue.

                                                     Loans Delinquent at June 30, 1998 for:
                            ------------------------------------------------------------------------------------------
                                30-59 Days             60-89 Days           90 Days & Over             Total
                            --------------------  --------------------  ----------------------  ----------------------
                             No.  Amt.   Percent   No.  Amt.   Percent   No.    Amt.   Percent   No.    Amt.   Percent
                            --------------------  --------------------  ----------------------  ----------------------
                                                        (Dollars in Thousands)
Real Estate:
 Mortgage Loans ........     21   $653    88.36%   7    $255    75.89%   1    $  6       6.74%   29    $  914   78.52%
 Consumer ..............     18     41     5.55    6      14     4.17   14      39      43.82    38        94    8.08
Commercial Business ....      8     45     6.09    2      67    19.94    5      44      49.44    15       156   13.40
                           -------------------------------------------------------------------------------------------
Total ..................     47   $739   100.00%  15    $336   100.00%  20    $ 89     100.00%   82    $1,164   100.0%
                           ===========================================================================================

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

                                                           At June 30,
                                                       --------------------
                                                       1998    1997    1996
                                                       --------------------
                                                      (Dollars in Thousands)

Accruing loans delinquent more than 90 days:
    Mortgage .......................................   $  6    $215    $ 27
    Consumer .......................................     39      14      17
    Commercial Business ............................     44      --      --
                                                       --------------------
Foreclosed assets:
    One- to four-family ............................     --      --      --
                                                       --------------------

Total non-performing assets ........................   $ 89    $229    $ 44
                                                       ====================

Total as a percentage of total assets ..............   0.09%   0.35%  0.07%
                                                       ====================

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At June 30, 1998, the Company had classified $317,000 of its assets as substandard, and $6,000 as doubtful as compared to $93,000 and $2,000 at June 30, 1997 classified as substandard and doubtful, respectively.

         Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1998, there was $171,000 of loans designated as special mention for which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest loan classified as special mention had an outstanding balance of $45,000 on June 30, 1998, and was secured by a one- to four-family residential mortgage.

         Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

         The Company records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Company can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. The Company had no foreclosed real estate at June 30, 1998.

Allowances for Loan Losses

         It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses was $388,000, or as a ratio of total loans was 0.59%, at June 30, 1998.

         The Company's reserve for loan loss requirement is calculated as a percentage of the total loans outstanding and total delinquent loans as of a particular quarter end. Over the past 12 months the Banks have seen an increase in its loan portfolio. This has resulted in a greater than normal increase in the reserve allowance established by the Banks' Boards of Directors. The Banks also anticipate continuing with the current schedule of reserve deposits to keep up with expected increases in loans outstanding during the next fiscal year.

         Allocation of Allowance for Loan Losses. The following table sets forth the allocation of the Company's allowance for loan losses by loan category and the percent of loans in each category to total loans receivable at the dates indicated. The portion of the loan loss allowance allocated to each loan category does not represent the total available for future losses that may occur within the loan category because the total loan loss allowance is a valuation reserve applicable to the entire loan portfolio.

                                                                At June 30,
                                        --------------------------------------------------------------
                                               1998                 1997                   1996
                                        -------------------  -------------------  --------------------
                                                Percent of           Percent of            Percent of
                                                 Loans in             Loans in              Loans in
                                                   Each                 Each                  Each
                                                Category to          Category to           Category to
                                        Amount  Total Loans  Amount  Total Loans   Amount  Total Loans
                                        -------------------  -------------------   -------------------
                                                           (Dollars in Thousands)
Mortgage Loans ........................   $168      81.5%     $106      90.0%       $121      88.1%
Commercial Business Loans .............    141      12.3        68       5.2         13        3.5
Consumer Loans ........................     61       6.2        41       4.8         36        8.4
Unallocated ...........................     18         0        11         0         39          0
                                          ---------------------------------------------------------
                                          $388     100.0%     $226     100.0%      $209      100.0%
                                          =========================================================

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated:

                                                          Year Ended June 30,
                                                        ------------------------
                                                        1998     1997     1996
                                                        ------------------------
                                                         (Dollars in Thousands)

Balance at beginning of period ......................   $ 226    $ 209    $ 203
Balance of the allowance for loan losses
 of Rubio at date of acquisition ....................     105       --       --

Charge offs:
    Mortgage ........................................      --       --       --
    Consumer ........................................     (46)     (33)     (14)
                                                        ------------------------
       Total  charge offs ...........................     (46)     (33)     (14)

Recoveries ..........................................      14       10        5
                                                        ------------------------
Net Charge offs .....................................     (32)     (23)      (9)
                                                        ------------------------
Provisions charged to operations ....................      89       40       15
                                                        ------------------------

Balance at end of period ............................   $ 388    $ 226    $ 209
                                                        ========================

Ratio of net charge offs during the period to
average loans outstanding during  the period ........    .05%    0.04%     0.02%
                                                        ========================

Ratio of net charge offs during the period to
average nonperforming assets ........................   35.30%   17.16%   20.45%
                                                        ========================

Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Federal Regulation of Savings Associations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders attached hereto as Exhibit 13. The Company has continuously maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At June 30, 1998, the Company had an investment portfolio of approximately $21.0 million, consisting primarily of U.S. Treasury Securities, U.S. government agency obligations and corporations securities. To a lesser extent, the portfolio also includes mortgage-backed and related securities, municipal bonds, and FHLB stock, as permitted by OTS regulations. The Company classifies its investments as held to maturity or available for sale.

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

         Generally, the investment policy of the Company, as established by the Board of Directors, is to invest funds among various categories of investments and maturities based upon the Company's liquidity needs, asset/liability management policies, investment quality, marketability and performance objectives.

         Investment Portfolio. The following table sets forth the carrying value of the Company's investment securities portfolio, short-term investments, FHLB stock, and mortgage-backed and related securities at the dates indicated. For additional information concerning the Company's investments, see Note 3 of the Notes to Consolidated Financial Statements in the Annual Report to Stockholders attached hereto as Exhibit 13.

                                                                      At June 30,
                                         -------------------------------------------------------------------------
                                                1998                      1997                      1996
                                         -------------------------------------------------------------------------
                                                     Percent of               Percent of                Percent of
                                         Book Value     Total     Book Value     Total     Book Value      Total
                                         -------------------------------------------------------------------------
                                                                  (Dollars in Thousands)
Investment Securities:
   Available for sale (1):
       U.S. Treasury securities ........   $ 6,337      30.09%     $   402       3.89%      $   394          2.63%
       U.S. Government agencies ........     6,770      32.14        6,999      67.85         7,961         53.08
       State and political subdivisions        348       1.65          354       3.43           404          2.69
       Mortgage-backed securities ......        51       0.24          140       1.36           152          1.01
       Corporations ....................     5,616      26.66        1,955      18.95         4,217         28.12
       Certificates of deposit with
         financial institutions ........        --         --           --         --         1,500         10.00
                                           -----------------------------------------------------------------------
             Total Available for Sale ..    19,122      90.78        9,850      95.48        14,628         97.53
                                           -----------------------------------------------------------------------
 Held to maturity(1):
    State and political subdivisions ...     1,131       5.37           --         --            --            --
    Mortgage-backed securities .........        --         --           --         --            --            --
                                           -----------------------------------------------------------------------
         Total held to maturity ........     1,131       5.37           --         --            --            --
                                           -----------------------------------------------------------------------

         Total Investment Securities ...    20,253      96.15           --         --        14,628         97.53
                                           -----------------------------------------------------------------------

FHLB Stock .............................       812       3.85          466       4.52           369          2.47%
                                           -----------------------------------------------------------------------

        Total Investment Securities
          and FHLB Stock ...............   $21,065      100.00%    $10,316     100.00%      $14,997        100.00%
                                           =======================================================================

Average remaining life of investment
  securities (excluding FHLB Stock) ....  2.4 Years               3.9 Years                3.3 Years

Interest-Earning Assets:
   Interest-bearing deposits with ......   $ 1,859      100.00%    $   575     100.00%      $ 1,110        100.00%
                                           =======================================================================

(1) Securities classified as available for sale were carried at fair value at June 30, 1998, 1997 and 1996. Securities classified as held to maturity were carried at historical cost at all respective dates.

         In November, 1995 the Financial Accounting Standards Board issued a Special Report entitled "A Guide Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities". The Special Report contained guidance on applying the provisions of Statement 115 and, in addition, contained a provision which allowed entities to reassess the classification of their investment securities and to make transfers from the held to maturity category without calling into question the intent of the entity to hold securities to maturity in the future. Accordingly, in December 1995, Washington Federal elected to transfer all of its investment securities in the held to maturity category to the available for sale category. The carrying value of the investment securities transferred was approximately $2,907,000 and an unrealized loss of $35,000, net of related deferred income tax, was recorded in the Statement of Stockholders' Equity. The fair value of the available for sale investment portfolio at June 30, 1998 was $19.1 million resulting in a net unrealized loss at that date of approximately $1,000.

         The category of investment securities entitled "corporations" is comprised of investments in corporate bonds. The corporate bonds are considered investment grade bonds, but carry additional credit risk compared to bonds guaranteed by the U.S. government or agencies thereof. The Company evaluates the benefit of higher yields on these bonds versus increased credit risk as compared to U.S. Treasury or agency securities. The quality of these bonds is monitored primarily by reviewing the investment ratings assigned to the bonds by independent sources such as Standard & Poors, etc.

         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio at June 30, 1998.

                                                                       At June 30, 1998
                                                     -------------------------------------------------------
                                                       Book Value of Investment Securities Maturing In
                                                     -------------------------------------------------------
                                                                                                    Total
                                                     Less Than                            Over    Investment
                                                       1 Year   1- 5 Years  5-10 Years  10 Years  Securities
                                                     -------------------------------------------------------
                                                                    (Dollars in Thousands)
U.S. treasury securities ..........................   $ 2,805    $ 3,532    $    --     $    --     $ 6,337
U.S. government agencies ..........................       582      4,193      1,995          --       6,770
State and political subdivisions ..................       379        860        240          --       1,479
Mortgage-backed securities ........................        --         --         --          51          51
Corporations ......................................     4,261        353      1,002          --       5,616
Certificates of deposit with financial institutions        --         --         --          --          --
                                                      -----------------------------------------------------
     Total ........................................   $ 8,027    $ 8,938    $ 3,237     $    51     $20,253
                                                      =====================================================

Weighted average yield ............................      5.77%     6.11%      6.12%       6.13%       5.98%
                                                      =====================================================

Sources of Funds

         General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company had $15.7 million FHLB advances outstanding at June 30, 1998.

         Deposits. Consumer and commercial deposits are attracted principally from within the Banks' market area through the offering of a broad selection of deposit instruments including regular savings accounts, money market accounts, and term certificate accounts. The Banks also offer individual retirement accounts ("IRA"), NOW accounts, checking accounts and money market deposit accounts ("MMDA"). Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate, among other factors.

         The interest rates paid by the Banks on deposits are set weekly at the direction of management and the Board of Directors. The Banks determine the interest rate to offer the public on new and maturing accounts by reviewing the current Treasury rate for the term and the market interest rates offered by competitors. The Banks review, weekly, the interest rates being offered by the other principal financial institutions within its market area.

         Savings accounts constituted $5.5 million, or 8.3% of the Company's deposit portfolio at June 30, 1998. Certificates of deposit constituted $42.3 million or 63.6% of the deposit portfolio of which $6.3 million or 2.4% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. MMDA accounts constituted $10.5 million or 15.7% of the Company's deposit portfolio at June 30, 1998. As of June 30, 1998, the Banks had no brokered deposits. At June 30, 1998, transactions deposits were $8.2 million or 12.4% of total deposits.

Savings Deposit Activities. The following table sets forth the savings activity at the Banks during the period indicated.

                                                               Year Ended June 30,
                                                       ----------------------------------
                                                         1998         1997         1996
                                                       ----------------------------------
                                                              (Dollars in Thousands)
Opening balance ....................................   $ 44,754     $ 44,176     $ 42,950
Balance of deposits of Rubio at acquisition ........     19,959
Net increase (decrease) before interest
  credited .........................................        (33)      (1,226)        (390)
Interest credited ..................................      1,915        1,804        1,616
                                                       ----------------------------------
Ending balance .....................................   $ 66,595     $ 44,754     $ 44,176
                                                       ==================================

Net increase (decrease) ............................   $ 21,841     $    578     $  1,226
                                                       ==================================

Percent increase (decrease) ........................      48.8%         1.31%     (2.85)%
                                                       ==================================

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Banks for the periods indicated.

                                                                            June 30,
                                                --------------------------------------------------------------------
                                                       1998                   1997                    1996
                                                --------------------     -------------------    --------------------
                                                             Percent                 Percent                Percent
                                                 Amount      of Total     Amount    of Total     Amount     of Total
                                                --------------------------------------------------------------------
                                                                     (Dollars in Thousands)
Transactions and Savings Deposits
Demand and NOW Accounts (0.00%-3.35%)            $ 8,246       12.31%     $3,094       6.88%   $  2,529        5.70%
Money Market Accounts (2.30% - 5.00%)             10,473       15.63       9,044      20.11       9,087       20.46
Passbook Savings Accounts (2.30% - 3.00%)          5,537        8.26       2,182       4.85       2,244        5.05
                                                 --------------------------------------------------------------------
Total Non-Certificates                            24,256       36.20      14,320      31.84      13,860       31.21
                                                 --------------------------------------------------------------------
Certificates
2.00% - 3.00%                                        156        0.23          13        .03         ---         ---
3.01% - 4.00%                                        ---         ---         ---        ---          28        0.06
4.01% - 5.00%                                      2,550        3.81       2,205       4.90       4,976       11.21
5.01% - 6.00%                                     32,583       48.63      23,247      51.69      14,445       32.53
6.01% - 7.00%                                      7,050       10.52       4,969      11.05      10,867       24.47
7.01% - 8.00%                                        ---         ---         ---        ---         ---         ---
8.01% - 9.00%                                        ---         ---         ---        ---         ---         ---
9.01% and over                                       ---         ---         ---        ---         ---         ---
                                                 -------------------------------------------------------------------
Total Certificates                                42,339       63.19      30,434      67.67      30,316       68.27
                                                 -------------------------------------------------------------------
Accrued Interest                                     409        0.61         221       0.49         231        0.52
                                                 -------------------------------------------------------------------
Total Deposits and Accrued Interest              $67,004     100.00%     $44,975    100.00%     $44,407     100.00%
                                                 ===================================================================

         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1998.

                                             0.00-       4.01-       5.01-       6.01-                  Percent of
                                             4.00%       5.00%       6.00%       7.00%       Total         Total
                                             ---------------------------------------------------------------------
                                                                 (Dollars in Thousands)
    Certificate accounts maturing in
    quarter ending:

    September 30, 1998                         $52      $1,019      $6,492     $   199    $  7,762         18.33%
    December 31, 1998                           68         843       6,541         357       7,809          18.44
    March 31, 1999                              18         355       6,310         299       6,982          16.49
    June 30, 1999                               18         317       5,105         122       5,562          13.13
    September 30, 1999                         ---           8       1,646         310       1,964           4.63
    December 31, 1999                          ---           8       2,680         309       2,997           7.08
    March 31, 2000                             ---         ---         874          98         972           2.30
    June 30, 2000                              ---         ---         757         124         881           2.08
    September 30, 2000                         ---         ---         478         293         771           1.82
    December 31, 2000                          ---         ---         511         338         849           2.01
    March 31, 2001                             ---         ---         150       2,185       2,335           5.52
    June 30, 2001                              ---         ---         348       2,385       2,733           6.46
    Thereafter                                 ---         ---         691          31         722           1.71
                                             ---------------------------------------------------------------------
    Total                                    $156       $2,550     $32,583      $7,050     $42,339         100.00%
                                             =====================================================================

       Percent of Total                      0.37%       6.02%      76.96%      16.65%    100.00%
                                             ====================================================

         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1998

                                                              MATURITY
                                           ------------------------------------------
                                           3 Months  Over 3- 6   Over 6-12   Over 12
                                            or Less    Months      Months     Months    Total
                                            -----------------------------------------------
                                                        (Dollars in Thousands)
Certificates of Deposit less than
  $100,000 ..............................   $ 5,022   $ 6,846     $10,336     $13,806   $36,010

Certificates of Deposit of $100,000
  or More ...............................     2,740       963       2,208         418     6,329
                                            ---------------------------------------------------
Total Certificates of Deposit ...........   $ 7,762   $ 7,809     $12,544     $14,224   $42,339
                                            ===================================================

Borrowings

         Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. In addition, Washington Federal may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of Washington Federal's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Company, if the need arises, may also access the Federal Reserve discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1998, Washington Federal had $15.7 million of borrowings.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances at and for the dates indicated.

                                           At and For the Year Ended June 30,
                                           ----------------------------------
                                                1998      1997      1996
                                           ----------------------------------
                                                 (Dollars in Thousands)

Maximum Balance ......................         $15,724   $ 9,311   $ 6,433
Average Balance ......................         $11,519   $ 6,504   $ 4,621

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated.

                                                              June 30,
                                                     ---------------------------
                                                      1998      1997      1996
                                                     ---------------------------
                                                        (Dollars in Thousands)

FHLB Advances .....................................  $15,724   $ 8,652   $ 5,505

Weighted average interest rate during the period of    5.55%     5.19%     5.48%
FHLB advances

Weighted average interest rate at end of period of
FHLB advances .....................................    5.54%     5.50%     5.46%


Competition

         Washington Federal is one of five financial institutions serving its immediate market area of Washington, Iowa. The competition for deposit products comes from two banks owned by multi-bank holding companies, a local independent community bank and a credit union. Deposit competition also includes a number of insurance products sold by local agents, and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions.

         Rubio is located in Brighton, Iowa, a small rural community of 800 people. The competition for deposits comes from financial institutions in outlying communities. The closest community with another financial institution is approximately ten miles away. Deposit competition also includes insurance and investment products such as annuities, mutual funds, and other securities sold by local and regional brokers. Loan competition varies depending on market conditions.

         Washington Federal has traditionally maintained a competitive position in mortgage loan originations and market share throughout its service area by virtue of its local presence and its involvement in the community. Rubio has traditionally maintained a competitive position in commercial and agricultural loan originations and market share throughout its services area by virtue of its local presence and its involvement in the community. The Company believes that it has been able to effectively market its loans and other financial products and services when compared to other local-based institutions and it has superior customer service when compared to other institutions and mortgage bankers based outside of the Company's market area.

         The Company believes that it is one of the few area lenders that has consistently offered a variety of loans throughout all types of economic conditions. The Company believes that it has been able to effectively market its loans and other financial products and services when compared to other local-based institutions, and it has superior customer service when compared to the branch of a larger institution based outside of the Company's market area.

Subsidiary Activity

         Washington Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 1998, Washington Federal was authorized to invest up to approximately $1.4 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

         Washington Federal has one wholly owned subsidiary. The subsidiary conducts business under the name of Washington Financial Services, Inc. ("Washington Financial"). Washington Federal's investment in its subsidiary totaled $98,000 at June 30, 1998. The subsidiary's source of income is brokerage fees, and it had net income of $24,000, $22,000 and $12,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The primary activity of the subsidiary is the brokering of credit life and disability insurance products. Washington Federal has recently entered into an arrangement with Eagle One
Investment Group ("Eagle One") to provide support for Washington Financial's investment services office. Washington Financial intends to begin offering non-insured investment products to meet the needs of current customers and the community. Eagle One is a locally-owned investment firm with offices in banks throughout the Midwest. Eagle One offers investment options to include stocks, bonds, mutual funds, tax-advantaged investments and insurance. Washington Financial will be the only Eagle One retail office in Washington Federal's market area.

Regulation

         General. Washington Federal is a federally chartered savings bank, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the United States Government. Accordingly, Washington Federal is subject to broad federal regulation and oversight extending to all its operations by the OTS. Washington Federal is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board (the "FRB"). Washington Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.

         Rubio is an Iowa chartered savings bank and, as such, is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the "ISB") and the FDIC, which are its state and primary federal regulators, respectively. As with Washington Federal, such regulation and supervision governs the activities in which it can engage and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

         Washington is regulated as a bank holding company by the FRB. Bank holding companies are subject to comprehensive regulation and supervision by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA") and the regulations of the FRB. As a bank holding company, Washington must file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. Washington is subject to the activity limitations imposed under the BHCA and in general may engage in only those activities that the FRB has determined to be closely related to banking.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Regulation of Savings Associations and Savings Banks. The OTS has extensive authority over the operations of savings associations. As part of this authority, Washington Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Washington Federal was as of June 30, 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated within 18 months. When these examinations are conducted by the OTS and the FDIC, the examiners may require Washington Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1998 was $23,000. Rubio is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of January 22, 1998.

         Each federal banking regulator has extensive enforcement authority over its regulated institutions. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports. Except under certain circumstances, public disclosure of final enforcement actions by the regulator is required.

         In addition, the investment, lending and branching authority of Washington Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Rubio is subject to similar restrictions under state law and federal law. Federal savings associations are also generally authorized to branch nationwide regardless of state law whereas Iowa chartered banks, such as Rubio, are subject to certain state law restrictions. At June 30, 1998, Washington Federal and Rubio were in compliance with the noted restrictions.

         Washington Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Rubio's general permissible lending limit for loans-to-one borrower is an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital.) At June 30, 1998, Washington Federal's and Rubio's lending limit under this restriction were $1.7 million and $566,000, respectively. Washington Federal and Rubio are in compliance with the loans-to-one-borrower limitation.

         The federal banking agencies have adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. Washington Federal is a member of the SAIF and Rubio is a member of BIF, each of which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF or the BIF will be less than the designated reserve ratio of 1.25% of SAIF or the BIF insured deposits, respectively. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalize with a one-time assessment on virtually all SAIF-insured institutions, such as Washington Federal, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF, which was paid to the FDIC in November 1996, was approximately $294,000. These amounts were accrued by Washington Federal at September 30, 1996 by a charge to earnings.

         As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium range was 0 to 27 basis points per $100 of domestic deposits. Washington Federal qualifies for the minimum SAIF assessment.

         Additionally, the FDIC has imposed a Financing Corporation ("FICO") obligation assessment on SAIF-assessable deposits for the first semi-annual period of 1998 equal to 6.48 basis points per $100 of domestic deposits, as compared to a FICO assessment on BIF-assessable deposits for that same period equal to 1.30 basis points per $100 of domestic deposits.

         Regulatory Capital Requirements. Federally insured depository institutions, such as Washington Federal and Rubio, are required to maintain a minimum level of regulatory capital. For savings associations, the OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

         The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1998, Washington Federal did not have any intangible assets and an excludable valuation allowable, net of tax of $5,881.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1998, Washington Federal had one excludable subsidiary.

         At June 30, 1998, Washington Federal had tangible capital of $6.7 million, or 9.65% of adjusted total assets, which is approximately $5.7 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The OTS capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1998, Washington Federal had no intangibles which were subject to these tests.

         At June 30, 1998, Washington Federal had core capital equal to $6.7 million, or 9.65% of adjusted total assets, which is $3.9 million above the minimum leverage ratio requirement of 4% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a saving association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1998, Washington Federal had no capital instruments that qualify as supplementary capital and $297,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Washington Federal had $21,000 of such exclusions from capital and assets at June 30, 1998.

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

         The OTS has adopted a final rule that requires every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two-quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is also uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         On June 30, 1998, Washington Federal had total capital of $7.0 million and risk-weighted assets of $50.2 million or total capital of 13.99% of risk-weighted assets. This amount was $3.0 million above the 8% requirement in effect on that date.

         Rubio is subject to capital requirements similar to those required of Washington Federal. At June 30, 1998 Rubio had tier 1 or leverage capital of $2.5 million, or 10.76% of average total assets, which is approximately $1.8 million above the minimum requirement of 3% of average total assets in effect on that date.

         At June 30, 1998 Rubio had tier 1 risk-based capital of $2.5 million, or 23.30% of total risk-based assets, which is approximately $2.1 million above the minimum requirement of 4% of total risk-based assets in effect on that date.

         At June 30, 1998 Rubio had risk-based capital of $2.6 million, or 24.15% of total risk-based assets, which is approximately $1.7 million above the minimum requirement of 8% of total risk-based assets in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against institutions that fail to meet their capital requirements. They are generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such institution must submit a capital restoration plan and until such plan is approved by its primary federal regulator may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS and the FDIC are authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

          As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any institution that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An institution that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the institutions must be placed in receivership or conservatorship, with certain limited exceptions, within 90 days after it becomes critically undercapitalized.

         Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS and the FDIC are also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on Washington Federal or Rubio may have a substantial adverse effect on their operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

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

         Generally, savings associations, such as Washington Federal, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Washington Federal may pay dividends in accordance with this general authority.

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

         Rubio may pay dividends, in cash or property, only out of its undivided profits. In addition, FRB regulations prohibit the payment of dividends by a state member bank if losses have at any time been sustained by such bank that equal or exceed its undivided profits then on hand, unless (i) the prior approval of the FRB has been obtained and (ii) at least two-thirds of the shares of each class of stock outstanding have approved the dividend payment. FRB regulations also prohibit the payment of any dividend by a state member bank without the prior approval of the FRB if the total of all dividends declared by the bank in any calendar year exceeds the total of its net profits for that year combined with its retained net profits of the previous two calendar years (minus any required transfers to a surplus or to a fund for the retirement of any preferred stock).

         Liquidity. All savings associations, including Washington Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Washington Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Rubio has no liquidity requirement.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. Washington Federal is in compliance with these amended rules.

         The OTS has adopted an amendment to its accounting regulations, which the OTS may make more stringent than GAAP, to require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including Washington Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1998, Washington Federal met the test and has always met the test since its effectiveness.

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

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FDIC, in connection with the examination of Washington Federal and Rubio, respectively, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Washington Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS and the FDIC.

         The federal banking agencies, including the OTS and the FDIC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Washington Federal and Rubio may be required to devote additional funds for investment and lending in its local community. Washington Federal was examined for CRA compliance in July 1998 and received a rating of satisfactory. Rubio was examined for CRA compliance in October 1996 and received a rating of satisfactory.

         Transactions with Affiliates. Generally, transactions between an FDIC-insured institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Washington Federal and Rubio include the Company and any company which is under common control with Washington Federal and Rubio. Directors, officers or controlling persons are also subject to regulations that restrict loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals, except if the loans are made pursuant to an employee benefit plan. At September 30,
1998,   Washington   Federal  and  Rubio  were  in  compliance  with  the  above restrictions.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS and the FDIC. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. Bank holding companies such as Washington are subject to comprehensive regulation by the FRB under the BHCA and the regulations of the FRB. As a bank holding company, Washington is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular inspections by the FRB. The FRB also has extensive enforcement authority over bank holding companies, including, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to require that a holding company divest subsidiaries (including its bank subsidiaries). In general, enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.

         Under FRB policy, a bank holding company must serve as a source of strength for its subsidiary banks. Under this policy the FRB may require, and has required in the past, a holding company to contribute additional capital to an undercapitalized subsidiary bank.

         Under the BHCA, a bank holding company must obtain FRB approval before:
(i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company.

         The BHCA prohibits a bank holding company, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or managing or controlling banks. The list of activities permitted by the FRB includes, among other things, operating a savings institution (such as Washington Federal), mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing certain investment and financial advice; underwriting and acting as an insurance agent for certain types of credit-related insurance; leasing property on a full-payout, non-operating basis; real estate and personal property appraising; and, subject to certain limitations, providing securities brokerage services for customers. The scope of permissible activities may be expanded from time to time by the FRB. Such activities may also be affected by federal legislation.

         In 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act") was enacted to ease restrictions on interstate banking. Effective September 29, 1995, the Riegle-Neal Act allows the FRB to approve an application of an adequately capitalized and adequately managed bank holding company to acquire control of, or acquire all or substantially all of the assets of, a bank located in a state other than such holding company's home state, without regard to whether the transaction is prohibited by the laws of any state. The FRB may not approve the acquisition of a bank that has not been in existence for the minimum time period (not exceeding five years) specified by the statutory law of the host state or if the applicant (and its depository institution affiliates) controls or would control more than 10% of the insured deposits in the United States or 30% or more of the deposits in the target bank's home state or in any state in which the target bank maintains a branch. Iowa has adopted a five year minimum existence requirement. The Riegle-Neal Act does not affect the authority of states to limit the percentage of total insured deposits in the state which may be held or controlled by a bank or bank holding company to the extent such limitation does not discriminate against out-of-state banks or bank holding companies. Individual states may also waive the 30% state-wide concentration limit.

         Additionally, since June 1, 1997, the federal banking agencies have been authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. States were also permitted to allow such transactions before such time by enacting authorizing legislation. Interstate acquisitions of branches or the establishment of a new branch is permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. Iowa permits interstate branching only by merger.

         The FRB has issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the FRB's view that a bank holding company should pay cash dividends only to the extent that its net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The FRB also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations adopted by the FRB, the FRB may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized."

         Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the well-capitalized standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

         The FRB has established capital requirements for bank holding companies that generally parallel the capital requirements for commercial banks and federal thrift institutions such as Washington Federal and Rubio. Washington is in compliance with these requirements.

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

         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1998, Washington was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Depository institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require such institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. Washington Federal is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Washington Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1998, Washington Federal had an aggregate of $812,000 in FHLB stock, which was in compliance with this requirement. In past years, Washington Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 7.42% and were 6.81% for fiscal year 1998.

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

Federal and State Taxation

         Federal Taxation. Prior to the enactment of legislation in August 1996 (discussed below), savings associations such as Washington Federal that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), had been permitted to establish reserves for bad debts and to make annual additions thereto which could, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) is computed under the experience method.

         In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts, including Washington Federal, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, for institutions which met certain residential lending requirements. The management of the Company and Washington Federal do not believe that the legislation will have a material impact on the Company or Washington Federal.

         In addition to the regular income tax, corporations, including savings associations such as Washington Federal, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1998 Washington Federal's Excess for tax purposes totalled approximately $366,000.

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

         Iowa Taxation. Washington Federal and Rubio are subject to a franchise tax by the state of Iowa. The franchise tax is imposed annually in an amount equal to 5% of the Banks' adjusted federal taxable income, computed before any net operating loss deduction. An alternative minimum tax is imposed on the Banks to the extent such tax exceeds the Banks' regular tax liability. The franchise tax is in lieu of Iowa income tax imposed on corporations doing business within the State. The Company is not subject to the Iowa franchise tax, but is subject to Iowa's regular corporate income tax.

Executive Officers

         Set forth below are the names, ages and positions of each of the executive officers of the Company. Except as otherwise indicated, the persons named have served as officers of the Company since it became the holding company of Washington Federal, and all offices and positions described below are with the Company and the Banks. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Stan Carlson, age 42, was appointed President and Chief Executive Officer of Washington Federal in 1993. Prior to joining Washington Federal, he was Executive Vice President of Northwoods State Bank, Northwoods, Iowa.

         Dean Edwards, age 63, has been an employee of Rubio since 1953. He was appointed President and Chief Executive Officer of Rubio in 1966. Mr. Edwards serves as a director of the Company.

         Jeff Johnson, age 40, became Vice President of Washington Federal primarily responsible for the Bank's lending department in June 1995. Prior to that time, he was branch manager with Midland Savings Bank, Des Moines, Iowa.

         Leisha A. Linge, age 34 has been an employee of Washington Federal since 1992. Ms. Linge became Controller of Washington Federal in 1995 and acts as Washington Federal's chief financial and accounting officer. Prior to that time, she was a loan officer.

Employees

         As of June 30, 1998 the Company had 21 full time and 12 part-time and seasonal employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is satisfactory.

Item 2.  Description of Property

         The Company conducts its business at its main offices. The Company's total investment in offices, office property and equipment is $1.5 million with a net book value of $800,000 at June 30, 1998. The following table sets forth information regarding the Company's properties:

                                                   Net Book Value
                                                 of Real Property
                                    Leased/  or Leasehold Improvements     Year
                                     Owned        at June 30, 1998        Opened




Washington Federal Location:
Main Office                         Owned             $203,000             1976
102 East Main Street
Washington, Iowa

Drive-thru                          Owned             $218,000             1994
220 East Washington Street
Washington, Iowa

Rubio Location:
Main Office                         Owned             $217,000             1984
122 East Washington
Ruibo, Iowa



Item 3.  Legal Proceedings

         The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Banks. The resolution of these proceedings should not have a material adverse effect on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1998.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Pages 53 and 54 of the attached 1998 Annual Report to Stockholder is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         Pages 6 to 19 of the attached 1998 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

         Pages 20 to 51 of the Company's 1998 Annual Report to Stockholders are herein incorporated by reference.

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

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Banks who are not also directors contained in Part I of this Form 10-KSB is incorporated herein by reference.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1998, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with except Dean Edwards who failed to file one required Form 4 which should have reported two transactions. These two transactions have been timely reported on a Form 5.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                                                                        Reference to
                                                                       Prior Filing or
Regulation S-B                                                          Exhibit Number
Exhibit Number                          Document                       Attached Hereto
---------------------------------------------------------------------------------------
     2              Plan of Acquisition, Reorganization, Arrangement,          None
                    Liquidation or Succession
     3 (i)          Articles of Incorporation and                               *
                    amendments thereto
      (ii)          Bylaws                                                      *
     4              Instruments defining the rights of holders                 None
     9              Voting Trust Agreement                                     None
    10              Material Contracts
                    Employment Agreement with Stan Carlson                      *
                    Employee Stock Ownership Plan                               *
                    Stock Option Plan                                           *
                    Recognition and Retention Plan                              *
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


         (b) Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               WASHINGTON BANCORP


Date: September 28, 1998         By: /s/ Stan Carlson
                                 -----------------------------------------------
                                 Stan Carlson
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Stan Carlson
-----------------------------------        /s/ Rick R. Hofer
Stan Carlson, President, Chief             -------------------------------------
  Executive Officer                        Rick R. Hofer, Chairman of the Board
                                             of Director
Date: September 28, 1998                   Date:  September 28, 1998


/s/ Myron L. Graber                        /s/ Richard L. Weeks
------------------------------------       -------------------------------------
Myron L. Graber, Director                  Richard L. Weeks, Director
Date:  September 28, 1998                  Date:  September 28, 1998


/s/ Mary Levy                              /s/ James D. Gorham
------------------------------------       -------------------------------------
Mary Levy, Director                        James D. Gorham, Director
Date: September 28, 1998                   Date:  September 28, 1998


/s/ J. Richard Wiley                       /s/ Leisha A. Linge
------------------------------------       -------------------------------------
J. Richard Wiley, Director                 Leisha A. Linge, Vice President,
                                           Treasurer and Controller
                                           (Principal Financial and Accounting
                                           Officer)
Date: September 28, 1998                   Date:  September 28, 1998


/s/ Dean Edwards
------------------------------------
Dean Edwards, Director


Date:  September 28, 1998