Form 10QSB
period 1998-09-30
WASHINGTON BANCORP
filed 1998-11-16
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value 598,006 shares outstanding as to November 12, 1998

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Balance Sheets at September 30,
                  1998 (unaudited) and June 30, 1998

                  Unaudited Consolidated Statements of Income for the three months ended September 30, 1998 and 1997

                  Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 1998 and 1997

                  Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 1998 and 1997

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

Washington Bancorp and Subsidiary
Consolidated Statements of Financial Condition

                                                                  September 30,
                                                                       1998           June 30,
                                                                   (Unaudited)          1998
                                                                  -------------    -------------
Assets Cash and cash equivalents:
                Interest-bearing ..............................   $   1,261,380    $   1,858,527
                Noninterest-bearing ...........................       1,108,096        1,447,847
                                                                  -------------    -------------
                                                                      2,369,476        3,306,374
Investment securities
                Held-to-maturity securities ...................       1,130,766        1,131,478
                Available-for-sale securities .................      22,516,624       19,122,283
Federal funds sold ............................................       1,534,260          659,497
Loans receivable, net .........................................      68,901,979       65,884,941
Accrued interest receivable ...................................       1,200,393          959,664
Federal Home Loan Bank stock ..................................         860,000          812,400
Premises and equipment, net ...................................         814,628          799,806
Foreclosed real estate ........................................         100,079             --
Goodwill ......................................................       1,351,447        1,375,087
Other assets ..................................................         268,970          275,416
                                                                  -------------    -------------
                    Total assets ..............................   $ 101,048,623    $  94,326,945
                                                                  =============    =============

Liabilities
Deposits ......................................................   $  73,265,973    $  66,595,476
Borrowed funds ................................................      16,333,836       15,724,071
Advance payments from borrowers for
    taxes and insurance .......................................         116,353          221,911
Accrued expenses and other liabilities ........................         662,728          660,492
                                                                  -------------    -------------
                    Total liabilities .........................      90,378,890       83,201,950
                                                                  -------------    -------------
Redeemable common stock held by Employee
                Stock Ownership Plan (ESOP) ...................         148,907          153,788
                                                                  -------------    -------------
Stockholders' Equity
Common stock:
                Common stock ..................................           6,511            6,511
                Additional paid-in capital ....................       6,131,174        6,122,664
Retained earnings .............................................       5,943,340        5,825,363
Accumulated other comprehensive income, unrealized
    gain (loss) on securities available for sale, net .........          71,964             (507)
Less:
Cost of common shares acquired for treasury ...................        (985,069)        (300,944)
Deferred compensation .........................................         (85,493)        (104,962)
Maximum cash obligation related to ESOP shares ................        (148,907)        (153,788)
Unearned ESOP shares ..........................................        (412,695)        (423,130)
                                                                  -------------    -------------
                    Total stockholders' equity ................      10,520,825       10,971,207
                                                                  -------------    -------------
                    Total liabilities and
                      stockholders' equity ....................   $ 101,048,623    $  94,326,945
                                                                  =============    =============

See Notes to Consolidated Financial Statements

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Income
Three months ended September 30, 1998 and 1997

                                                                              1998          1997
                                                                            ----------   ----------
Interest income:
     Loans receivable:
         First mortgage loans ...........................................   $1,017,251   $  876,027
         Consumer and other loans .......................................      479,159      263,518
     Investment securities:
         Taxable ........................................................      308,491      139,864
         Non-taxable ....................................................       19,644        5,313
                                                                            ----------   ----------
             Total interest income ......................................    1,824,544    1,284,722
                                                                            ----------   ----------
Interest expense:
     Deposits ...........................................................      801,132      548,677
     Borrowed funds .....................................................      228,776      132,830
                                                                            ----------   ----------
             Total interest expense .....................................    1,029,908      681,507
                                                                            ----------   ----------
             Net interest income ........................................      794,636      603,215
Provision for loan losses ...............................................       22,000       25,000
                                                                            ----------   ----------
             Net interest income after
               provision for loan losses ................................      772,636      578,215
                                                                            ----------   ----------
Noninterest income:
     Loan origination and commitment fees ...............................          600        2,525
     Service charges and fees ...........................................       85,522       39,262
     Insurance commisions ...............................................        7,479        8,892
     Other ..............................................................          985        1,454
                                                                            ----------   ----------
             Total noninterest income ...................................       94,586       52,133
                                                                            ----------   ----------
Noninterest expense:
     Compensation and benefits ..........................................      290,491      206,751
     Occupancy and equipment ............................................       53,464       38,144
     SAIF/BIF deposit insurance premium .................................       14,196       12,176
     Data processing ....................................................       23,136       21,259
     Other ..............................................................      150,710       91,007
                                                                            ----------   ----------
             Total noninterest expense ..................................      531,998      369,337
                                                                            ----------   ----------
             Income before income taxes .................................      335,224      261,011
Income tax expense ......................................................      140,061      103,791
                                                                            ----------   ----------
             Net income .................................................   $  195,163   $  157,220
                                                                            ==========   ==========

Earnings per common share
     Basic ..............................................................   $     0.34   $     0.26
                                                                            ==========   ==========
     Diluted ............................................................   $     0.33   $     0.25
                                                                            ==========   ==========
Weighted average common shares for:
     Basic earnings per share ...........................................      574,072      605,283
     Diluted earnings per share .........................................      590,800      621,123

Dividends per common share ..............................................   $     0.12   $     0.10
                                                                            ==========   ==========

See Notes to Consolidated Financial Statements ..........................

Washington Bancorp and Subsidiaries
Unaudited  Consolidated  Statements of  Comprehensive  Income
Three months ended September 30, 1998 and 1997

                                                                                   1998         1997
                                                                                 ---------    ---------
Net income ...................................................................   $ 195,163    $ 157,220
Gross unrealized gains (losses) on
     securities available for sale ...........................................     115,953       22,423
Less reclassification adjustments for
     gains included in net income ............................................          --           --
Income tax expense related to items
     of other comprehensive income ...........................................     (43,482)      (8,409)
                                                                                 ---------    ---------
Comprehensive income .........................................................   $ 267,634    $ 171,234
                                                                                 =========    =========

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Three months ended September 30, 1998 and 1997

                                                                       1998           1997
                                                                   ------------    ------------
Cash Flows from Operating Activities
        Net income ..............................................   $    195,163    $    157,220
        Adjustments to reconcile net income to
               net cash provided by operating activities:
               Amortization of premiums and discounts
                 on debt securities ............................          1,964           2,360
               Amortization of goodwill ........................         23,640            --
               Provision for loan losses .......................         22,000          25,000
               Depreciation ....................................         13,878          15,704
               Compensation under stock awards .................         19,469          25,785
               ESOP contribution expense .......................         18,945          15,939
               (Increase) in accrued interest receivable .......       (240,730)       (112,193)
               (Increase)decrease in other assets ..............          6,446          (3,703)
               Increase(decrease) in accrued expenses
                 and other liabilities .........................        (41,246)         28,232
                                                                   ------------    ------------
                       Net cash provided by operating activities         19,529         154,344
                                                                   ------------    ------------
Cash Flows from Investing Activities
        Available for sale securities:
               Sales ...........................................             --              --
               Maturities and calls ............................      6,320,359       2,600,000
               Purchases .......................................     (9,600,000)        (50,000)
        Federal funds sold, net ................................       (874,763)             --
        Purchase of Federal Home Loan Bank stock ...............        (47,600)        (29,500)
        Loans made to customers, net ...........................     (3,139,117)     (2,184,195)
        Purchase of premises and equipment .....................        (28,700)         (5,179)
                                                                   ------------    ------------
                       Net cash (used in) investing activities .     (7,369,821)        331,126
                                                                   ------------    ------------

Cash Flows from Financing Activities
        Net increase in deposits ...............................      6,670,497       1,528,985
        Proceeds from Federal Home Loan Bank advances ..........      6,510,900      22,200,000
        Principal payments on Federal Home Loan Bank advances ..     (5,901,136)    (22,526,984)
        Net increase (decrease) in advances from borrowers
               for taxes and insurance .........................       (105,558)       (116,349)
        Acquisition of common stock ............................       (684,125)             --
        Dividends paid .........................................        (77,184)        (64,270)
                                                                   ------------    ------------
                       Net cash provided by financing activities      6,413,394       1,021,382
                                                                   ------------    ------------
                       Net increase(decrease) in cash and cash
                            equivalents ........................       (936,898)      1,506,852

Cash and cash equivalents:
                       Beginning ...............................      3,306,374         807,805
                                                                   ------------    ------------
                       Ending ..................................   $  2,369,476    $  2,314,657
                                                                   ============    ============

Supplemental Disclosures of Cash Flow Information
        Cash payments for:
               Interest paid to depositors .....................   $    799,151    $    541,942
               Interest paid on other obligations ..............        228,776         132,830
               Income taxes, net of refunds ....................        169,100          62,700

Supplemental Schedule of Noncash Investing
        and Financing Activities
        Transfers from loans to foreclosed
               real estate .....................................   $    100,079    $         --
        Contract sales of foreclosed real estate ...............             --              --

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Notes to Consolidated Financial Statements



Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp("Washington" or the "Company"), Washington Federal Savings Bank("Washington Federal" or "WFSB"), WFSB's wholly-owned subsidiary Washington Financial Services, Inc., which is a discount brokerage firm, and Rubio Savings Bank of Brighton, Iowa ("Rubio" or "RSB"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended September 30, 1998, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1998 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

Goodwill. Goodwill resulting from the Company's acquisition of Rubio is being amortized by the straight-line method over 15 years. Goodwill is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued.

Foreclosed real estate. Real estate properties acquired through loan foreclosure are initially recorded at the lower of cost or fair value less estimated selling expenses ate the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Earnings per common share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic per-share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per-share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered outstanding for the purpose of computing earnings per share. The Company initially applied Statement No. 128 for the year ended June 30, 1998 and has restated all per share information for the prior years to conform to Statement No. 128.

Unearned ESOP shares and expense. The receivable from the Company=s ESOP has been treated as a reduction of equity. This amount is reduced as the ESOP shares are allocated. Compensation expense for the ESOP is based upon the fair value of shares allocated to participants.

Stock awards. Expense for common stock to be issued under the Company=s recognition and retention plan is based upon the fair value of the shares at the date of grant, allocated over the period of vesting.

Redeemable common stock held by ESOP. The Company=s maximum cash obligation related to these shares is classified outside stockholders= equity because the shares are not readily traded and could be put to the Company for cash. The maximum cash obligation represents the approximate market value of the allocated ESOP shares at the end of the reporting period.

Comprehensive Income. In 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general-purpose financial statements. The Company initially applied Statement No. 130 for the three months ended September 30, 1998 and the statement of comprehensive income has been added to the accompanying financial statements.

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1998 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of September 30, 1998 Washington Federal substantially exceeded all current regulatory capital requirement standards.

                                                         At September 30, 1998
                                                         ----------------------
                                                         Amount         Percent
                                                         ------         -------
                                                         (Dollars in thousands)
                                                               (unaudited)
Tangible Capital:
         Capital Level .......................           $6,813          8.85%
         Requirement .........................            1,154          1.50%
                                                         ------          -----
         Excess ..............................           $5,659          7.35%

Core Capital:
         Capital Level .......................           $6,813          8.85%
         Requirement .........................            3,078          4.00%
                                                         ------          -----
         Excess ..............................           $3,735          4.85%


Risk-Based Capital:
         Capital Level .......................           $7,108         12.82%
         Requirement .........................            4,436          8.00%
                                                         ------          -----
         Excess ..............................           $2,672          4.82%

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of September 30, 1998 Rubio substantially exceeded all current regulatory capital requirement standards.

                                                         At September 30, 1998
                                                         ----------------------
                                                         Amount         Percent
                                                         ------         -------
                                                         (Dollars in thousands)
                                                               (unaudited)
Tier 1 or Leverage Capital:
         Capital Level .........................          $2,588         11.27%
         Requirement ...........................             689          3.00%
                                                          ------         -----
         Excess ................................          $1,899          8.27%


Tier 1 Risk-based Capital:
         Capital Level .........................          $2,588         22.90%
         Requirement ...........................             452          4.00%
                                                          ------         -----
         Excess ................................          $2,136         18.90%


Risk-Based Capital:
         Capital Level .........................          $2,687         23.78%
         Requirement ...........................             904          8.00%
                                                          ------         -----
         Excess ................................          $1,783         15.78%


Financial Information

Item 2.  Management's Discussion and Analysis

Forward-Looking Statements

         When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company=s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases Awill likely result,@ Aare expected to,@ Awill continue,@ Ais anticipated,@ Aestimate,@ Aproject,@ Abelieve@ or similar expressions are intended to identify
Aforward-looking statements@ within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions , changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company=s financial performance and could cause the Company=s actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake, and specifically disclaims any obligations, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Impact of the Year 2000

         The Banks have conducted a comprehensive review of their computer systems to identify applications that could be affected by the "Year 2000" issue, and have developed implementation plans to address the issue. Rubio's data processing in performed by an in-house system. Washington Federal's data processing is out-sourced. The Banks have already contacted each vendor to request time table for Year 2000 compliance and expected costs, if any, to be passed along to the Banks. To date, the Banks have been informed that their primary service providers anticipate that all reprogramming efforts will be completed by December 31, 1998, allowing the Banks adequate time for testing. Testing on the Washington Federal's data processing system was performed on November 8, 1998. Testing on Rubio's data processing system was performed on October 12, 1998. The testing was successful for the Banks with few applications requiring additional attention. Management does not expect the costs of preparing for the Year 2000 to have a significant impact on their financial position or results of operations, however, there can be no assurance that the vendors systems will by Year 2000 compliant, consequently the Banks could incur incremental costs to convert to another vendor. The Banks have identified certain of their hardware and software equipment that will not be Year 2000 compliant and have already purchased new equipment and software. The capital expenditures to date were approximately $91,000 and are not expected to exceed $100,000.

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

         In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to the Company. On June 24, 1997, Washington entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Iowa ("Rubio"). Rubio is held as a separate subsidiary of Washington. In January 1998, Washington became a bank holding company upon the completion of its acquisition of Rubio. The principal assets of the Company are Washington Federal and Rubio (collectively, the "Banks"). The Company presently has no separate operations and its business consists primarily of the business of the Banks. All references to the Company, unless otherwise indicated at or before March 11, 1996 refer to Washington Federal.

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

         Washington Federal filed applications with the Office of Thrift Supervision (the "OTS") on August 19, 1998 for two branch offices. The applications to branch into Wellman, Iowa and Richland, Iowa have been approved. Washington Federal has received requests from its customers residing in both communities to assist in the restoration of an active local banking relationship by opening branches. Washington Federal intends to open the Wellman branch in 1998 and the Richland branch in 1999.

         Rubio attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in United States Treasury bonds, agricultural operating loans, commercial loans, one- to- four family residential real estate loans, and farm real estate loans. Rubio also makes commercial real estate loans, automobile loans and other consumer loans.

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets increased $6.7 million from $94.3 million at June 30, 1998 to $101.0 million at September 30, 1998. The increase was primarily due to a $3.4 million increase in investment securities and a $3.0 million increase in loans receivable funded by a $6.7 million increase in deposits.

 Loans receivable. Loans receivable, net increased $3.0 million from $65.9 million at June 30, 1998 to $68.9 million at September 30, 1998. This increase is primarily due to increased loan demand in the Company=s market area. The Company's non-performing assets were $328,000 or 0.32 % of total assets at September 30, 1998 as compared to $89,000 or .09% of total assets at June 30, 1998.

Investment securities. Available-for-sale securities increased $3.4 million from $19.1 million at June 30, 1998 to $22.5 million at September 30, 1998. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was more on September 30, 1998 than their carrying value due to a decline in interest yields since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized gain.

Accrued interest receivable. Accrued interest receivable increased $241,000 from $960,000 at June 30, 1998 to $1.2 million at September 30, 1998. The increase is primarily due to the increase in loans receivable, net and the level of accrued interest on available-for-sale securities with semi-annual interest payments.

Deposits. Deposits increased $6.7 million from $66.6 million at June 30, 1998 to $73.3 million at September 30, 1998. Interest credited to customer accounts totalled $799,000, while deposits exceeded withdrawals by $5.9 million. This is primarily due to Washington Federal's certificate of deposit rates and the seasonal fluctuation in the cash position of a local governmental agency. Transaction and savings deposits decreased as a percentage of total deposits from $24.3 million or 36.4% at June 30, 1998 to $24.5 million or 33.4% at September 30, 1998. Certificates of deposit increased as a percentage of total deposits from $42.3 million or 63.6% at June 30, 1998 to $48.8 million or 66.6% at September 30, 1998.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased $610,000 from $15.7 million at June 30, 1998 to $16.3 million at September 30, 1998. The increase is primarily due to the increased need to borrow to fund loan activity and investment activity. The borrowings are primarily long-term advances.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $106,000 from $222,000 at June 30, 1998 to $116,000 at September 30, 1998. The decrease is primarily due to the payment of the first installment of the 1998-99 county real estate tax bills due September 30, 1998.

Total stockholders' equity. Total stockholders' equity decreased $450,000 from $11.0 million at June 30, 1998 to $10.5 million at September 30, 1998. The decrease is primarily due to the payment of $684,000 for 37,000 shares of the Company's common stock and dividends paid of $77,000. The decrease was offset by net income of $195,000, the net unrealized gain in the available for sale securities of $72,000, the amortization of deferred compensation under the Recognition and Retention Plan of $19,000, the allocation of shares in the Employee Stock Ownership Plan of $19,000, and the change in redeemable common stock of $5,000. The portfolio of available for sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates and the fair value of these securities is greater than their carrying value as of September 30, 1998.

Results of Operations - Three Months Ended September 30, 1998 As Compared To The Three Months Ended September 30, 1997

Performance summary. Net earnings increased $38,000 to $195,000 for the three months ended September 30, 1998 from $157,000 for the three months ended September 30, 1997. The increase is primarily due to an increase in interest income of $540,000, an increase in noninterest income of $42,000, and a decrease in provision for loan loss of $3,000, partially offset by an increase in interest expense of $348,000, an increase in noninterest expense of $163,000, and an increase in income tax expense of $36,000. For the three months September 30, 1998 the annualized return on average assets was 0.83% compared to 0.96% for the three months ended September 30, 1997, while the annualized return on average equity was 7.26% for the three months ended September 30, 1998 compared to 5.81% for the three months ended September 30, 1997.

Net interest income. Net interest income increased $191,000 to $795,000 for the three months ended September 30, 1998 from $603,000 for the three months ended September 30, 1997. The increase is primarily due to the increase of $540,000 in interest income to $1.8 million for the three months ended September 30, 1998 from $1.3 million for the three months ended September 30, 1997 offset by an increase in interest expense of $348,000 to $1.0 million for the three months ended September 30, 1998 from $682,000 for the three months ended September 30, 1997.

For the three months ended September 30, 1998 the average yield on interest-earning assets was 8.13% compared to 8.07% for the three months ended September 30, 1997. The average cost of interest-bearing liabilities was 5.14% for the three months ended September 30, 1998 compared to 5.18% for the three months ended September 30, 1997. The average balance of interest earning assets increased $26.1 million to $89.8 million for the three months ended September 30, 1998 from $63.7 million for the three months ended September 30, 1997. During this same period, the average balance of interest-bearing liabilities increased $27.4 million to $80.0 million for the three months ended September 30, 1998 from $52.6 million for the three months ended September 30, 1997.

Due to the increase in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.98% for the three months ended September 30, 1998 compared to 2.89% for the three months ended September 30, 1997. Due to the increase in interest-bearing liabilities as a percentage of interest-earning assets, the average net interest margin was 3.54% for the three months ended September 30, 1998 compared to 3.79% for the three months ended September 30, 1997.

Provision for loan loss. Provision for loan loss decreased $3,000 to $22,000 for the three months ended September 30, 1998 from $25,000 for the three months ended September 30, 1997. Washington=s loan portfolio consists primarily of
residential   mortgage  loans  and  it  has  experienced  a  minimal  amount  of charge-offs in the past three years. The allowance for loan losses of $415,000 or .60% of loans receivable, net at September 30, 1998 compares to $247,000 or
 .46% of loans receivable, net at September 30, 1997. The allowance for loan loss as a percentage of non-performing assets was 126.62% at September 30, 1998, compared to 177.69% at September 30, 1997.

Noninterest income. Noninterest income increased $42,000 to $95,000 for the three months ended September 30, 1998 from $52,000 for the three months ended September 30, 1997. The increase is primarily due an increase in bank service charges of $46,000 offset by a decrease in loan origination and commitment fees of $2,000, and a decrease in insurance commissions of $2,000.

Bank service charges and fees increased $46,000 to $85,000 for the three months ended September 30, 1998 from $39,000 for the three months ended September 30, 1997 primarily due to a $35,000 increase in overdraft fee income and a $7,000 increase in checking account service charges and stop payments. Loan origination and commitment fees decreased $2,000 to $1,000 for the three months ended September 30, 1998 from $3,000 for the three months ended September 30, 1997 primarily due a decreased number of loans originated with the intent to be sold on secondary market. The Company does not charge origination or commitment fees on loans held in portfolio. Insurance commissions decreased $2,000 to $7,000 for the three months ended September 30, 1998 from $9,000 for the three months ended September 30, 1997 primarily due to the fluctuations in the volume of sales of credit life and disability products.

Noninterest expense. Noninterest expense increased $163,000 to $532,000 for the three months ended September 30, 1998 from $369,000 for the three months ended September 30, 1997. The increase is primarily due to a $84,000 increase in compensation and benefits, a $60,000 increase in other noninterest expense, a $15,000 increase in occupancy and equipment, a $2,000 increase in FDIC insurance premium, and a $2,000 increase in data processing.

Compensation and benefits increased $84,000 to $290,000 for the three months ended September 30, 1998 from $206,000 for the three months ended September 30, 1997 primarily due to the increase in full-time equivalent employees as a result of the acquisition of Rubio.

Other noninterest expense increased $60,000 to $151,000 for the three months ended September 30, 1998 from $91,000 for the three months ended September 30, 1997 primarily due to the increased cost of operating a second office since the acquisition of Rubio. The increase is primarily due to the amortization of goodwill of $24,000, the increase in supplies of $7,000, the increase in auditing and accounting fees of $6,000, the increase in postage and delivery charges of $5,000, expenses related to the Year 2000 issue and computer software of $5,000, the increase in fees paid to SHAZAM for ATM and debit card services of $4,000, the increase in fees paid for services provided by outside contractors of $3,000, the increase in fees paid to federal examiners of $2,000, the increase of fees for the promotion of the checking account program of $2,000, and the increase in other miscellaneous fee of $2,000.

Occupancy and equipment expense increased $15,000 to $53,000 for the three months ended September 30, 1998 from $38,000 for the three months ended September 30, 1997 primarily due to the increased cost of a second office building since the acquisition of Rubio. The increase is primarily due to an increase in real estate taxes of $8,000, the increase in equipment maintenance of $3,000, the increase in building maintenance of $2,000, the increase in telephone expense of $1,000 and the increase in utilities of $1,000.

FDIC insurance premiums increased $2,000 to $14,000 for the three months ended September 30, 1998 from $12,000 for the three months ended September 30, 1997 primarily due to the increase in deposits since the acquisition of Rubio. Data processing increased $2,000 to $23,000 for the three months ended September 30, 1998 from $21,000 for the three months ended September 30, 1997 due to extra service requested from the Company's data processor.

Liquidity and capital resources. The Banks' principal sources of funds are deposits, amortization and prepayment of loan principal, borrowings, and the sale and maturity of investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition, and, most recently, the restructuring of the thrift industry. The Banks generally manage the pricing of the deposits to maintain a steady deposit balance, but has from time to time decided not to pay deposit rates that are as high as those of the competition, and when necessary, to supplement deposits with alternative sources of funds.

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At September 30, 1998, the Washington Federal's liquidity ratio was 15.77%.

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

The Banks anticipate that it will have sufficient funds available to meet current loan commitments. At September 30, 1998, Washington Federal had outstanding commitments to extend credit which amounted to $1.8 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $566,000.

Part II - Other Information

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

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

                  At September 30, 1998 the ESOP held 52,602 shares of the Company's common stock, 8,202 of which were allocated, 3,131 of which were released for allocation and the remaining 41,269 were unreleased (unearned) shares. The 45,367 unreleased (unearned) shares had a fair market value of approximately $733,000 at September 30, 1998.

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


                                         Washington Bancorp
                                         (Registrant)

Date     November 12, 1998               /s/ Stan Carlson
                                         ---------------------------------------
                                         Stan Carlson, President and Chief
                                         Executive Officer

Date     November 12, 1998               /s/ Leisha A. Linge
                                         ---------------------------------------
                                         Leisha A. Linge,Controller