Form 10QSB
period 1998-12-31
WASHINGTON BANCORP
filed 1999-02-12
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended December 31, 1998
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value 600,198 shares outstanding as of February 10, 1999

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information
         Item 1.   Consolidated Financial Statements

                   Consolidated Balance Sheets at December 31,
                     1998 (unaudited) and June 30, 1998

                   Unaudited Consolidated  Statements of Income
                     for the three months ended December 31, 1998 and 1997 and for the six months ended
                     December 31, 1998 and 1997

                   Unaudited Consolidated Statements of
                     Comprehensive Income for the three months ended December 31, 1998 and 1997 and for the six months ended December 31, 1998 and 1997

                   Unaudited Consolidated Statements of Cash Flows for the
                     six months ended December 31, 1998 and 1997

                   Notes to Consolidated Financial Statements

          Item 2.  Management's Discussion and Analysis

Part II.  Other Information

          Items 1 through 6

          Signatures

Washington Bancorp and Subsidiary
Consolidated Statements of Financial Condition

                                                         December 31,        June 30,
                                                             1998              1998
                                                        ------------------------------
                                                         (unaudited)

Assets Cash and cash equivalents:
             Interest-bearing .......................   $   1,000,572    $   1,858,527
             Noninterest-bearing ....................       1,811,717        1,447,847
                                                        ------------------------------
                                                            2,812,289        3,306,374
Investment securities
             Held-to-maturity securities ............       1,130,045        1,131,478
             Available-for-sale securities ..........      22,671,545       19,122,283
Federal funds sold ..................................       2,810,262          659,497
Loans receivable, net ...............................      68,484,262       65,884,941
Accrued interest receivable .........................       1,102,929          959,664
Federal Home Loan Bank stock ........................         860,000          812,400
Premises and equipment, net .........................         866,117          799,806
Foreclosed real estate ..............................          43,796             --
Goodwill ............................................       1,327,806        1,375,087
Other assets ........................................         280,883          275,416
                                                        ------------------------------
                 Total assets .......................   $ 102,389,934    $  94,326,945
                                                        ==============================

Liabilities
Deposits ............................................   $  75,785,130    $  66,595,476
Borrowed funds ......................................      15,082,074       15,724,071
Advance payments from borrowers for
    taxes and insurance .............................         190,119          221,911
Accrued expenses and other liabilities ..............         573,897          660,492
                                                        ------------------------------
                 Total liabilities ..................      91,631,220       83,201,950
                                                        ------------------------------
Redeemable common stock held by Employee
             Stock Ownership Plan (ESOP) ............         144,601          153,788
                                                        ------------------------------
Stockholders' Equity
Common stock:
             Common stock ...........................           6,511            6,511
             Additional paid-in capital .............       6,139,136        6,122,664
Retained earnings ...................................       6,055,645        5,825,363
Accumulated other comprehensive income, unrealized
    gain (loss) on securities available for sale, net          17,900             (507)
Less:
Cost of common shares acquired for treasury .........        (985,069)        (300,944)
Deferred compensation ...............................         (73,149)        (104,962)
Maximum cash obligation related to ESOP shares ......        (144,601)        (153,788)


Unearned ESOP shares ................................        (402,260)        (423,130)
                                                        ------------------------------
                 Total stockholders' equity .........      10,614,113       10,971,207
                                                        ------------------------------
                 Total liabilities and
                   stockholders' equity .............   $ 102,389,934    $  94,326,945
                                                        ==============================

See Notes to Consolidated Financial Statements

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Income

                                                          Three Months Ended        Six Months Ended
                                                              December 31,            December 31,
                                                      -------------------------------------------------
                                                          1998         1997         1998        1997
                                                      -------------------------------------------------

Interest income:
     Loans receivable:
         First mortgage loans .....................   $  992,927   $  905,277   $2,010,178   $1,781,304
         Consumer and other loans .................      497,253      281,128      976,412      544,646
     Investment securities:
         Taxable ..................................      377,876      125,757      686,366      265,621
         Non-taxable ..............................       21,803        5,420       41,447       10,733
                                                      -------------------------------------------------
             Total interest income ................    1,889,859     1,317,582   3,714,403    2,602,304
                                                      -------------------------------------------------

Interest expense:
     Deposits .....................................      905,353      551,598    1,706,485    1,100,275
     Borrowed funds ...............................      226,578      133,502      455,354      266,332
                                                      -------------------------------------------------
             Total interest expense ...............    1,131,931      685,100    2,161,839    1,366,607
                                                      -------------------------------------------------
             Net interest income ..................      757,928      632,482    1,552,564    1,235,697
Provision for loan losses .........................       34,000       28,000       56,000       53,000
                                                      -------------------------------------------------
             Net interest income after
               provision for loan losses ..........      723,928       604,482   1,496,564    1,182,697
                                                      -------------------------------------------------
Noninterest income:
     Security gains, net ..........................       10,922           - -      10,922          - -
     Loan origination and commitment fees .........        2,763         2,779       3,363        5,304
     Service charges and fees .....................       59,502        42,836     145,024       82,098
     Insurance commisions .........................       14,293        36,817      21,772       45,709
     Other ........................................        9,671           861      10,656        2,315
                                                      -------------------------------------------------
             Total noninterest income .............       97,151        83,293     191,737      135,426
                                                      -------------------------------------------------
Noninterest expense:
     Compensation and benefits ....................      289,628        201,600    580,119      408,351
     Occupancy and equipment ......................       60,089         36,792    113,553       74,936
     SAIF/BIF deposit insurance premium ...........       14,985         11,706     29,181       23,882
     Data processing ..............................       19,680         17,952     42,816       39,211
     Goodwill .....................................       23,640             --     47,281           --
     Other ........................................      158,253        146,691    285,323      237,698
                                                      -------------------------------------------------
             Total noninterest expense ............      566,275        414,741  1,098,273      784,078
                                                      -------------------------------------------------
             Income before income taxes ...........      254,804        273,034    590,028      534,045
Income tax expense ................................       82,379         73,804    222,440      177,595
                                                      -------------------------------------------------
             Net income ...........................   $  172,425     $  199,230 $  367,588   $  356,450
                                                      =================================================
Earnings per common share
     Basic ........................................   $     0.31     $     0.33 $     0.65   $     0.59
                                                      =================================================
     Diluted ......................................   $     0.30     $     0.32 $     0.63   $     0.57
                                                      =================================================

Dividends per common share ........................   $     0.12     $     0.12 $     0.24   $     0.22
                                                      =================================================

Weighted average common shares for:
     Basic earnings per share .....................      557,258         606,249   565,595      605,766
                                                      =================================================

     Diluted earnings per share ...................      573,081         624,028   582,112      622,604
                                                      =================================================

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

                                                      Three Months Ended        Six Months Ended
                                                         December 31,             December 31,
                                                   -----------------------------------------------
                                                      1998         1997        1998         1997
                                                   -----------------------------------------------
Net income .....................................   $ 172,425    $ 199,230    $ 367,588   $ 356,450
Gross unrealized gains (losses) on
     securities available for sale .............     (75,181)     (11,306)      40,772      11,117
Less reclassification adjustments for
     gains included in net income ..............     (10,922)          --      (10,922)         --
Income tax expense related to items
     of other comprehensive income .............      32,039        4,240      (11,443)     (4,169)
                                                   -----------------------------------------------
Comprehensive income ...........................   $ 118,361    $ 192,164    $ 385,995   $ 363,398
                                                   ===============================================

Washington Bancorp and Subsidiaries
Unaudited  Consolidated  Statements of Cash Flows
Six months ended  December 31, 1998 and 1997

                                                                      1998            1997
                                                                 ----------------------------
Cash Flows from Operating Activities
        Net income ...........................................   $    367,588    $    356,450
        Adjustments to reconcile net income to
              net cash provided by operating activities:
              Amortization of premiums and discounts
                on debt securities ...........................        (47,490)         (1,821)
              Amortization of goodwill .......................         47,281              --
              Provision for loan losses ......................         56,000          53,000
              (Gain) on sale of investment securities ........        (10,922)             --
              (Gain)loss on sale of foreclosed real estate ...         (9,562)             --
              Depreciation ...................................         35,806          28,015
              Compensation under stock awards ................         31,813          42,120
              ESOP contribution expense ......................         37,342          32,861
              Deferred income tax ............................             --         (31,383)
              (Increase) in accrued interest receivable ......       (143,266)           (550)
              (Increase)decrease in other assets .............         14,091          (9,112)
              Increase(decrease) in accrued expenses
                and other liabilities ........................       (117,595)         45,457
                                                                 ----------------------------
                       Net cash provided by operating
                       activities ............................        261,086         515,037
                                                                 ----------------------------
Cash Flows from Investing Activities
        Available for sale securities:
              Sales ..........................................      1,000,000              --
              Maturities and calls ...........................     10,450,432       6,007,252
              Purchases ......................................    (14,910,000)     (2,250,000)
        Federal funds sold, net ..............................     (2,150,765)             --
        Purchase of Federal Home Loan Bank stock .............        (47,600)        (53,200)
        Loans made to customers, net .........................     (2,689,555)     (3,350,756)
        Purchase of premises and equipment ...................       (102,117)        (21,438)
                                                                  ---------------------------
                       Net cash (used in) investing
                       activities ............................     (8,449,605)        331,858
                                                                  ---------------------------


Cash Flows from Financing Activities
      Net increase in deposits ...............................      9,189,654        (282,912)
      Proceeds from Federal Home Loan Bank advances ..........      6,250,000      35,700,000
      Principal payments on Federal Home Loan Bank advances ..     (6,891,997)    (34,506,993)
      Net increase (decrease) in advances from borrowers .....        (31,792)        (26,057)
      Acquisition of common stock ............................       (684,125)             --
      Dividends paid .........................................       (137,306)       (124,556)
                                                                  ---------------------------
                    Net cash provided by financing
                    activities ...............................      7,694,434         759,482
                                                                  ---------------------------
                    Net increase(decrease) in cash and cash
                    equivalents ..............................       (494,085)      1,606,377

Cash and cash equivalents:
                    Beginning ................................      3,306,374         807,805
                                                                 ----------------------------
                    Ending ...................................   $  2,812,289    $  2,414,182
                                                                 ============================

Supplemental Disclosures of Cash Flow Information
      Cash payments for:
              Interest paid to depositors ....................   $  1,695,481    $    916,770
              Interest paid on other obligations .............        455,354         266,332
              Income taxes, net of refunds ...................        301,100         125,400

Supplemental Schedule of Noncash Investing
      and Financing Activities
      Transfers from loans to foreclosed
              real estate ....................................   $    163,967    $         --
      Contract sales of foreclosed real estate ...............        129,733              --

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

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended December 31, 1998 and for the six month period ended December 31, 1998, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1998 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

Goodwill. Goodwill resulting from the Company's acquisition of Rubio is being amortized by the straight-line method over 15 years. Goodwill is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued.

Foreclosed real estate. Real estate properties acquired through loan foreclosure are initially recorded at the lower of cost or fair value less estimated selling expenses at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Earnings per common share. In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share." Statement No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. In accordance with Statement of Position 93-6, shares owned by the ESOP that have not been committed to be released are not considered outstanding for the purpose of computing earnings per share. The Company initially applied Statement No. 128 for the year ended June 30, 1998 and has restated all per share information for the prior years to conform to Statement No. 128.

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

Redeemable common stock held by ESOP. The Company's maximum cash obligation related to these shares is classified outside stockholders= equity because the shares are not readily traded and could be put to the Company for cash. The maximum cash obligation represents the approximate market value of the allocated ESOP shares at the end of the reporting period.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1998 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of December 31, 1998 Washington Federal exceeded all current regulatory capital requirement standards.

                                                         At December 31, 1998
                                                         Amount          Percent
                                                         (Dollars in thousands)
                                                              (unaudited)
Tangible Capital:
         Capital Level .......................           $6,547           8.47%
         Requirement .........................            1,159           1.50%
                                                         ------           -----
         Excess ..............................           $5,388           6.97%


Core Capital:
         Capital Level .......................           $6,547           8.47%
         Requirement .........................            3,091           4.00%
                                                         ------           -----
         Excess ..............................           $3,456           4.47%


Risk-Based Capital:
         Capital Level .......................           $6,852          12.23%
         Requirement .........................            4,482           8.00%
                                                         ------           -----
         Excess ..............................           $2,370           4.23%

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of December 31, 1998 Rubio substantially exceeded all current regulatory capital requirement standards.


                                                           At December 31, 1998
                                                          Amount         Percent
                                                          (Dollars in thousands)
                                                           (unaudited)
Tier 1 or Leverage Capital:
         Capital Level .........................          $2,670          10.59%
         Requirement ...........................             756           3.00%
                                                          ------          -----
         Excess ................................          $1,814           7.59%


Tier 1 Risk-based Capital:
         Capital Level .........................          $2,670          22.56%
         Requirement ...........................             473           4.00%
                                                          ------          -----
         Excess ................................          $2,197          18.56%


Risk-Based Capital:
         Capital Level .........................          $2,785          23.53%
         Requirement ...........................             947           8.00%
                                                          ------          -----
         Excess ................................          $1,838          15.53%

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

Impact of the Year 2000

         The Banks have conducted a comprehensive review of their computer systems to identify applications that could be affected by the "Year 2000" issue, and have developed implementation plans to address the issue. Rubio's data processing is performed by an in-house system. Washington Federal's data processing is out-sourced. Washington Federal's primary software vendor, Intrieve, has fully renovated its programs to be Year 2000 compliant. Washington Federal has participated in two major tests of the Intrieve software system. Testing on Rubio's data processing system was performed on October 12, 1998. The testing for both Banks was successful with few applications requiring additional attention. All "mission-critical " applications have been tested and replaced or updated and are now Year 2000 compliant. Also, large loan customers have been assessed for Year 2000 status. Businesses and individuals which were not compliant are being reviewed quarterly. New loan customers are being assessed for Year 2000 compliance at the time of application. Management does not expect the costs of preparing for the Year 2000 to have a significant impact on either Bank's financial position or results of operations, however, despite assurances, there can be no guarantee that the vendors' systems will be Year 2000 compliant. Consequently the Banks could incur incremental costs to convert to another vendor. The Banks have identified certain of their hardware and software equipment that will not be Year 2000 compliant and have already purchased new equipment and software. The capital expenditures to date were approximately $91,000 and are not expected to exceed $100,000.

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

         Washington Federal attracts deposits from the general public in its local market area and uses such deposits primarily to invest in one- to -four -family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington Federal also makes commercial loans, consumer loans, automobile loans, and has occasionally been a purchaser of fixed-rate mortgage-backed securities.

         Washington Federal filed applications with the Office of Thrift Supervision (the "OTS") on August 19, 1998 for two branch offices. The applications to branch into Wellman, Iowa and Richland, Iowa have been approved. Washington Federal opened the Wellman branch in December of 1998 and intends to open the Richland branch in 1999.

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

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets increased $8.1 million from $94.3 million at June 30, 1998 to $102.4 million at December 31, 1998. The increase was primarily due to a $3.5 million increase in investment securities, a $2.2 million increase in federal funds sold and a $2.6 million increase in loans receivable funded by a $9.2 million increase in deposits partially offset by a $642,000 decrease in borrowed funds and a $357,000 decrease in stockholder's equity.

 Loans receivable. Loans receivable, net increased $2.6 million from $65.9 million at June 30, 1998 to $68.5 million at December 31, 1998. This increase is primarily due to increased loan demand in the Company=s market area. The
Company's non-performing assets were $463,000 or 0.46 % of total assets at December 31, 1998 as compared to $89,000 or .09% of total assets at June 30, 1998. Management remains committed to maintaining the non-performing assets to total assets ratio within industry standards.

Investment securities. Available-for-sale securities increased $3.5 million from $19.1 million at June 30, 1998 to $22.6 million at December 31, 1998. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was more on December 31, 1998 than their carrying value due to a decline in market rates of interest since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized gain.

Accrued interest receivable. Accrued interest receivable increased $143,000 from $960,000 at June 30, 1998 to $1.1 million at December 31, 1998. The increase is primarily due to the increase in loans receivable, net and the level of accrued interest on available-for-sale securities with semi-annual interest payments.

Deposits. Deposits increased $9.2 million from $66.6 million at June 30, 1998 to $75.8 million at December 31, 1998. Interest credited to customer accounts totaled $1.7 million, while deposits exceeded withdrawals by $7.5 million. Transaction and savings deposits decreased as a percentage of total deposits from $24.3 million or 36.4% at June 30, 1998 to $25.6 million or 33.7% at December 31, 1998. Certificates of deposit increased as a percentage of total deposits from $42.3 million or 63.6% at June 30, 1998 to $50.2 million or 66.3% at December 31, 1998.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased $642,000 from $15.7 million at June 30, 1998 to $15.1 million at December 31, 1998. The decrease is primarily due to the increase in deposits and the decreased need to borrow to fund loan activity and investment activity. The borrowings are primarily long-term advances.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $32,000 from $222,000 at June 30, 1998 to $190,000 at December 31, 1998 primarily due to the payment of semi-annual credit life and disability insurance premiums and the annual escrow analysis performed each December. Escrow overages in excess of $50.00 are sent directly to the customer. Escrow shortages are spread out over a twelve-month period and added to the regular monthly escrow payment.

Total stockholders' equity. Total stockholders' equity decreased $357,000 from $11.0 million at June 30, 1998 to $10.6 million at December 31, 1998. The decrease is primarily due to the purchase of 37,000 shares of the Company's common stock at a total cost of $684,000 and dividends paid of $137,000. The decrease was partially offset by net income of $368,000, the net unrealized gain in available- for- sale securities of $18,000, the amortization of deferred compensation under the Recognition and Retention Plan of $32,000, the allocation of shares in the Employee Stock Ownership Plan of $37,000 and the change in redeemable common stock of $9,000. The portfolio of available- for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates and the fair value of these securities is greater than their carrying value as of December 31, 1998.


Results of Operations - Three Months Ended December 31, 1998 As Compared To The Three Months Ended December 31, 1997

Performance summary. Net earnings decreased $27,000 to $172,000 for the three months ended December 31, 1998 from $199,000 for the three months ended December 31, 1997. The decrease is primarily due to an increase in interest expense of $447,000, an increase in noninterest expense of $151,000, an increase in income tax expense of $9,000, and an increase in provision for loan loss of $6,000 partially offset by an increase in interest income of $572,000 and an increase in noninterest income of $14,000. For the three months ended December 31, 1998 the annualized return on average assets was 0.68% compared to 1.21% for the three months ended December 31, 1997, while the annualized return on average equity was 6.53% for the three months ended December 31, 1998 compared to 7.31% for the three months ended December 31, 1997.

Net interest income. Net interest income increased $126,000 to $758,000 for the three months ended December 31, 1998 from $632,000 for the three months ended December 31, 1997. The increase is primarily due to the increase of $572,000 in interest income to $1.9 million for the three months ended December 31, 1998 from $1.3 million for the three months ended December 31, 1997 partially offset by an increase in interest expense of $447,000 to $1.1 million for the three months ended December 31, 1998 from $685,000 for the three months ended December 31, 1997.

For the three months ended December 31, 1998 the average yield on interest earning assets was 7.82% compared to 8.20% for the three months ended December 31, 1997. The average cost of interest-bearing liabilities was 5.18% for the three months ended December 31, 1998 compared to 5.18% for the three months ended December 31, 1997. The average balance of interest earning assets increased $32.5 million to $96.7 million for the three months ended December 31, 1998 from $64.2 million for the three months ended December 31, 1997. During this same period, the average balance of interest-bearing liabilities increased $34.6 million to $87.5 million for the three months ended December 31, 1998 from $52.9 million for the three months ended December 31, 1997.

Due to the decrease in yield on the interest-earning assets and the constant rates paid on the interest-bearing liabilities, the average interest rate spread was 2.64% for the three months ended December 31, 1998 compared to 3.03% for the three months ended December 31, 1997. Due to the increase in interest-bearing liabilities as a percentage of interest-earning assets, the average net interest margin was 3.14% for the three months ended December 31, 1998 compared to 3.94% for the three months ended December 31, 1997.

Provision for loan loss. Provision for loan loss increased $6,000 to $34,000 for the three months ended December 31, 1998 from $28,000 for the three months ended December 31, 1997. Washington=s loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses of $440,000 or .64% of loans receivable, net at December 31, 1998 compared to $254,000 or .46% of loans receivable, net at December 31, 1997. The allowance for loan loss as a percentage of non-performing assets was 94.99% at December 31, 1998, compared to 668.62% at December 31, 1997.

Noninterest income. Noninterest income increased $14,000 to $97,000 for the three months ended December 31, 1998 from $83,000 for the three months ended December 31, 1997. The increase is primarily due to an increase in bank service charges of $17,000, an increase in gains on the sale of available for sale securities of $11,0000 and an increase in other noninterest income of $9,000 partially offset by a decrease in insurance commissions of $23,000.

Bank service charges and fees increased $17,000 to $60,000 for the three months ended December 31, 1998 from $43,000 for the three months ended December 31, 1997 primarily due to an $8,000 increase in overdraft fee income, a $5,000 increase in checking account service charges and stop payments, and a $3,000 increase in credit card and merchant fees. Gain on the sale of available securities increased $11,000 for the three months ended December 31, 1998 due to the sale of U.S. Treasury securities. Other noninterest income increased $9,000 to $10,000 for the three months ended December 31, 1998 from $1,000 for the three months ended December 31, 1997 primarily due to the gain on REO property. Insurance commissions decreased $23,000 to $14,000 for the three months ended December 31, 1998 from $36,000 for the three months ended December 31, 1997 primarily due to the fluctuations in the volume of sales of credit life and disability products.

Noninterest expense. Noninterest expense increased $151,000 to $566,000 for the three months ended December 31, 1998 from $415,000 for the three months ended December 31, 1997. The increase is primarily due to an $88,000 increase in compensation and benefits, a $24,000 increase in goodwill expense, a $23,000 increase in occupancy and equipment, an $11,000 increase in other expense, a $3,000 increase in FDIC insurance premium, and a $2,000 increase in data processing. These increases were primarily due to the acquisition of Rubio and the addition of Washington Federal's branch in Wellman, Iowa and to a lesser extent, Year 2000 expenses.

Income tax expense. Income tax expense increased $9,000 to $82,000 for the three months ended December 31, 1998 from $73,000 for the three months ended December 31, 1997. The increase in income tax expense despite the decrease in net income before income taxes is primarily due to the tax effect of goodwill expense.


Results of Operations - Six Months Ended December 31, 1998 As Compared To The Six Months Ended December 31, 1997

Performance summary. Net earnings increased $11,000 to $367,000 for the six months ended December 31, 1998 from $356,000 for the six months ended December 31, 1997. The increase is primarily due to an increase in interest income of $1.1 million and an increase in noninterest income of $56,000, partially offset by an increase in interest expense of $795,000, an increase in noninterest expense of $314,000, an increase in income tax expense of $45,000, and an increase in provision for loan loss of $3,000. For the six months ended December 31, 1998 the annualized return on average assets was 0.75% compared to 1.09% for the six months ended December 31, 1997, while the annualized return on average equity was 6.87% for the six months ended December 31, 1998 compared to 6.59% for the six months ended December 31, 1997.

Net interest income. Net interest income increased $317,000 to $1.5 million for the six months ended December 31, 1998 from $1.2 million for the six months ended December 31, 1997. The increase is primarily due to the increase of $1.1 million in interest income to $3.7 million for the six months ended December 31, 1998 from $2.6 million for the six months ended December 31, 1997 partially offset by an increase in interest expense of $795,000 to $2.2 million for the six months ended December 31, 1998 from $1.4 million for the six months ended December 31, 1997.

For the six months ended December 31, 1998 the average yield on interest earning assets was 7.92% compared to 8.14% for the six months ended December 31, 1997. The average cost of interest-bearing liabilities was 4.97% for the six months ended December 31, 1998 compared to 5.19% for the three months ended December 31, 1997. The average balance of interest earning assets increased $29.8 million to $93.7 million for the six months ended December 31, 1998 from $63.9 million for the six months ended December 31, 1997. During this same period, the average balance of interest-bearing liabilities increased $34.2 million to $87.1 million for the six months ended December 31, 1998 from $52.9 million for the six months ended December 31, 1997.

Due to the decrease in yield on the interest-earning assets and the decrease in rate paid on the interest-bearing liabilities, the average interest rate spread was 2.95% for the six months ended December 31, 1998 compared to 2.95% for the six months ended December 31, 1997. Due to the increase in interest-bearing liabilities as a percentage of interest-earning assets, the average net interest margin was 3.31% for the six months ended December 31, 1998 compared to 3.87% for the six months ended December 31, 1997.

Provision for loan loss. Provision for loan loss increased $3,000 to $56,000 for the six months ended December 31, 1998 from $53,000 for the six months ended December 31, 1997. Washington=s loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses of $440,000 or .64% of loans receivable, net at December 31, 1998 compared to $254,000 or .46% of loans receivable, net at December 31, 1997. The allowance for loan loss as a percentage of non-performing assets was 94.99% at December 31, 1998, compared to 668.62% at December 31, 1997.

Noninterest income. Noninterest income increased $56,000 to $192,000 for the six months ended December 31, 1998 from $135,000 for the six months ended December 31, 1997. The increase is primarily due an increase in bank service charges of $63,000, an increase in gains on the sale of available for sale securities of $11,000 and an increase in other noninterest income of $8,000 partially offset by a decrease in insurance commissions of $24,000 and a decrease in loan origination and commitment fees of $2,000.

Bank service charges and fees increased $63,000 to $145,000 for the six months ended December 31, 1998 from $82,000 for the six months ended December 31, 1997 primarily due to an increase in overdraft fee income of $43,000, an increase in checking account service charges and stop payments of $11,000, an increase in credit card and merchant fees of $5,000, an increase in check cashing and commercial exchange fees of $2,000 and an increase in safe deposit box rental fee income of $1,000. Gain on the sale of available- for- sale securities increased $11,000 for the six months ended December 31, 1998 due to the sale of U.S. Treasury securities. Other noninterest income increased $8,000 to $10,000 for the six months ended December 31, 1998 from $2,000 for the six months ended December 31, 1997 primarily due to the gain on REO property. Insurance commissions decreased $24,000 to $22,000 for the six months ended December 31, 1998 from $46,000 for the six months ended December 31, 1997 primarily due to the fluctuations in the volume of sales of credit life and disability products. Loan origination and commitment fee income decreased $2,000 to $3,000 for the six months ended December 31, 1998 from $5,000 for the six months ended December 31, 1997 due to the fluctuations in volume of loans sold to the secondary market.

Noninterest expense. Noninterest expense increased $314,000 to $1.1 million for the six months ended December 31, 1998 from $784,000 for the six months ended December 31, 1997. The increase is primarily due to an increase in compensation and benefits of $172,000, an increase in other expense of $48,000, an increase in goodwill expense of $47,000, an increase in occupancy and equipment of $38,000, an increase in FDIC insurance premium of $5,000, and an increase in data processing of $4,000.

Compensation and benefits increased $172,000 to $580,000 for the six months ended December 31, 1998 from $408,000 for the six months ended December 31, 1997 primarily due to the increase in full-time equivalent employees as a result of the acquisition of Rubio and Washington Federal's new branch in Wellman, Iowa.

Other noninterest expense increased $48,000 to $285,000 for the six months ended December 31, 1998 from $237,000 for the six months ended December 31, 1997 primarily due to the increased cost of operating additional offices since the acquisition of Rubio and the opening of Washington Federal's branch in Wellman, Iowa. The increase is primarily due to an increase in supplies of $21,000, an increase in expenses related to the Year 2000 issue and computer software of $13,000, an increase in ATM and debit card processing fees of $10,000, an increase in fees paid for services provided by outside contractors of $8,000, an increase in postage expense of $8,000, an increase in checking account expense of $4,000 and an increase in education and association fees of $3,000. The increase is partially offset by a decrease in advertising expense of $11,000, a decrease in auditing and accounting fees of $5,000, and a decrease in legal fees of $3,000.

Goodwill expense increased $47,000 to $47,000 for the six months ended December 31, 1998 due to the acquisition of Rubio. Occupancy and equipment increased $38,000 to $113,000 for the six months ended December 31, 1998 from $75,000 for the six months ended December 31, 1997 primarily due to the addition of Washington Federal's branch in Wellman, Iowa and the addition of the Rubio Savings Bank of Brighton's office building. FDIC insurance premiums increased $5,000 to $29,000 for the six months ended December 31, 1998 from $24,000 for the six months ended December 31, 1997 primarily due to the increase in deposits since the acquisition of Rubio. Data processing increased $4,000 to $43,000 for the six months ended December 31, 1998 from $39,000 for the six months ended December 31, 1997.

Income tax expense. Income tax expense increased $45,000 to $222,000 for the six months ended December 31, 1998 from $177,000 for the six months ended December 31, 1997.

Liquidity and capital resources. The Banks' principal sources of funds are deposits, amortization and prepayment of loan principal, borrowings, and the sale and maturity of investment securities. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan repayments are more influenced by interest rates, general economic conditions, and competition, and, most recently, the restructuring of the thrift industry. The Banks generally manage the pricing of the deposits to maintain a steady deposit balance, but have from time to time decided not to pay deposit rates that are as high as those of the competition, and when necessary, to supplement deposits with alternative sources of funds.

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1998, Washington Federal's liquidity ratio was 25.75%.

Liquidity management is both a daily and long-term responsibility of management. Washington Federal adjusts its investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If Washington Federal requires funds beyond its ability to generate them internally, it has additional borrowing capacity with the FHLB of Des Moines and collateral eligible for reverse repurchase agreements.

The Banks  anticipate  that they will have  sufficient  funds  available to meet current loan commitments. At December 31, 1998, Washington Federal had outstanding commitments to extend credit which amounted to $1.6 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $910,000.

Part II - Other Information

Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  At the annual meeting on October 20, 1998 the stockholders of Washington Bancorp re-elected three directors and ratified the appointment of McGladrey and Pullen, LLP as the auditors for the fiscal year ending June 30, 1999. Total voting by proxy was 513,431 of the 603,006 shares outstanding.

                  Director James D. Gorham received 490,669 "for" votes and 22,112 "withhold" votes. Director Mary Levy received 490,035 "for" votes and 22,737 "withhold" votes. Director Dean Edwards received 501,964 "for" votes and 11,087 "withhold" votes. McGladrey and Pullen, LLP received 510,385 "for" votes, 1,520 "against" votes and no "abstain" votes.


Item 5.  Other Information.

                  Employee Benefit Plans. In conjunction with Washington Federal's conversion to stock ownership, the Company established an Employee Stock Ownership Plan (ESOP) for eligible employees. The plan was established by amending Washington Federal's existing profit sharing plan. Employees of the Company are eligible to participate after they attain age 21 and complete one year of service during which they work at least 1,000 hours. The Company issued 52,602 shares of common stock to the ESOP on the date of the conversion and reorganization.

                  At December 31, 1998 the ESOP held 52,602 shares of the Company's common stock, 12,376 of which were allocated and the remaining 40,226 were unreleased (unearned) shares. The 40,226 unreleased (unearned) shares had a fair market value of approximately $709,000 at December 31, 1998.

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


                                         Washington Bancorp
            (Registrant)

Date     February 10, 1999                 /s/ Stan Carlson
                                               ---------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

Date     February 10, 1999                 /s/ Leisha A. Linge
                                               ---------------------------------
                                               Leisha A. Linge,Controller