Form 10QSB
period 1999-03-31
WASHINGTON BANCORP
filed 1999-05-13
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _______________

       Commission file number 0-25076

                             Washington Bancorp
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Iowa                                    42-1446740
   -------------------------------                  ------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

                  102 East Main Street, Washington, Iowa 52353
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code: (319) 653-7256
        ------------------------------------------------------------------

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

Common Stock, $.01 par value 600,198 shares outstanding as of May 7, 1999

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

     Item 1. Consolidated Financial Statements

                Consolidated Balance Sheets at March 31, 1999 (unaudited) and June 30, 1998

                Unaudited Consolidated Statements of Income for the three months ended March 31, 1999 and 1998 and for the nine months ended March 31, 1999 and 1998

                Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 1999 and 1998 and for the nine months ended March 31, 1999 and 1998

                Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 1999 and 1998

                Notes to Consolidated Financial Statements

     Item 2.  Management's Discussion and Analysis

Part II.  Other Information

          Items 1 through 6

          Signatures

Washington Bancorp and Subsidiary
Consolidated Statements of Financial Condition

                                                           March 31,                June 30,
                                                             1999                    1998
                                                         -----------              -----------
                                                         (unaudited)
Assets
Cash and cash equivalents:
     Interest-bearing...............................    $  2,406,915             $  1,858,527
     Noninterest-bearing............................       1,160,549                1,447,847
                                                        ------------             ------------
                                                           3,567,464                3,306,374
Investment securities
     Held-to-maturity securities....................       1,129,331                1,131,478
     Available-for-sale securities..................      20,961,131               19,122,283
Federal funds sold..................................       3,582,683                  659,497
Loans receivable, net...............................      70,266,213               65,884,941
Accrued interest receivable.........................       1,078,240                  959,664
Federal Home Loan Bank stock........................         860,000                  812,400
Premises and equipment, net.........................         895,489                  799,806
Foreclosed real estate..............................         197,333                     --
Goodwill............................................       1,304,166                1,375,087
Other assets........................................         378,574                  275,416
                                                        ------------             ------------
         Total assets ..............................    $104,220,624             $ 94,326,945
                                                        ============             ============
Liabilities
Deposits ...........................................    $ 77,671,963             $ 66,595,476
Borrowed funds......................................      15,019,648               15,724,071
Advance payments from borrowers for
 taxes and insurance................................         110,591                  221,911
Accrued expenses and other liabilities..............         583,648                  660,492
                                                        ------------             ------------
         Total liabilities..........................      93,385,850               83,201,950
                                                        ------------             ------------
Redeemable common stock held by Employee
 Stock Ownership Plan (ESOP)........................         204,204                  153,788
                                                        ------------             ------------
Stockholders' Equity
Common stock:
     Common stock...................................           6,511                    6,511
     Additional paid-in capital.....................       6,146,461                6,122,664
Retained earnings...................................       6,141,597                5,825,363
Unrealized (loss) gain on securities
 available for sale.................................        (25,300)                    (507)
Less:
Cost of common shares acquired for treasury.........       (948,616)                (300,944)
Deferred compensation...............................        (94,889)                (104,962)
Maximum cash obligation related to ESOP shares......       (204,204)                (153,788)
Unearned ESOP shares................................       (390,990)                (423,130)
                                                        ------------             ------------
         Total stockholders' equity.................      10,630,570               10,971,207
                                                        ------------             ------------
         Total liabilities and
          stockholders' equity .....................    $104,220,624             $ 94,326,945
                                                        ============             ============

See Notes to Consolidated Financial Statements .....
Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Income

                                                          Three Months Ended       Nine Months Ended
                                                              March 31,                March 31,
                                                          1999          1998       1999         1998
                                                        ----------------------   -----------------------
Interest income:
  Loans receivable:
    First mortgage loans...........................     $ 937,944   $ 957,205    $2,948,121   $2,738,509
    Consumer and other loans.......................       486,893     403,888     1,463,305      948,534
  Investment securities:
    Taxable........................................       361,647     265,151     1,048,014      530,772
    Non-taxable....................................        19,641      18,112        61,088       28,845
                                                        ---------   ---------    ----------   ----------
             Total interest income.................     1,806,125   1,644,356     5,520,528    4,246,660
                                                        ---------   ---------    ----------   ----------
Interest expense:
  Deposits.........................................       853,990     727,134     2,560,475    1,827,409
  Borrowed funds...................................       211,363     173,665       666,717      439,997
                                                        ---------   ---------    ----------   ----------
             Total interest expense................     1,065,353     900,799     3,227,192    2,267,406
                                                        ---------   ---------    ----------   ----------
             Net interest income...................       740,772     743,557     2,293,336    1,979,254
Provision for loan losses                                  18,000      18,000        74,000       71,000
                                                        ---------   ---------    ----------   ----------
             Net interest income after
               provision for loan losses...........       722,772     725,557     2,219,336    1,908,254
                                                        ---------   ---------    ----------   ----------
Noninterest income:
  Security gains, net..............................         3,961       --           15,315        --
  Loan origination and commitment fees.............         2,792       2,843         6,155        8,147
  Service charges and fees.........................        62,944      59,210       207,968      141,308
  Insurance commisions.............................        15,782      11,691        37,554       57,400
  Other............................................         8,615       8,819        18,839       11,134
                                                        ---------   ---------    ----------   ----------
             Total noninterest income..............        94,094      82,563       285,831      217,989
                                                        ---------   ---------    ----------   ----------
Noninterest expense:
  Compensation and benefits.......................        320,140     253,476       900,259      661,827
  Occupancy and equipment.........................         56,850      49,332       170,403      124,268
  SAIF/BIF deposit insurance premium..............         14,292      12,947        43,473       36,829
  Data processing.................................         22,989      21,233        65,805       60,444
  Goodwill........................................         23,640      19,700        70,921       19,700
  Other...........................................        141,187     113,524       426,510      351,222
                                                        ---------   ---------    ----------   ----------
             Total noninterest expense............        579,098     470,212     1,677,371    1,254,290
                                                        ---------   ---------    ----------   ---------
             Income before income taxes...........        237,768     337,908       827,796      871,953
Income tax expense................................         84,619     121,935       307,059      299,530
                                                        ---------   ---------    ----------   ----------
             Net income...........................      $ 153,149   $ 215,973    $  520,737   $  572,423
                                                        =========   =========    ==========   ==========
Earnings per common share:
  Basic...........................................      $    0.27   $    0.36    $    0.92    $     0.94
                                                        =========   =========    =========    ==========
  Diluted.........................................      $    0.27   $    0.35    $    0.90    $     0.92
                                                        =========   =========    =========    ==========
Dividends per common share........................      $    0.12   $    0.12    $    0.36    $     0.34
                                                        =========   =========    =========    ==========
Weighted average common shares for:
  Basic earnings per share........................        560,073     605,969      563,817       605,869
                                                        =========   =========    =========    ==========
  Diluted earnings per share......................        573,926     624,776      578,744       623,390
                                                        =========   =========    =========    ==========

See Notes to Consolidated Financial Statements.

                                                          Three Months Ended        Nine months ended
                                                               March 31,               March 31,
                                                          1999          1998        1999         1998
                                                        ---------------------    -----------------------

Net income .......................................      $153,149     $215,973     $520,737      $572,423
Gross unrealized gains (losses) on
  securities available for sale ..................      (65,559)       20,233     (24,355)        31,350
Less reclassification adjustments for
  gains included in net income....................       (3,961)         --       (15,315)          --
Income tax expense related to items
  of other comprehensive income ..................        26,320      (7,587)       14,877      (11,756)
                                                        ---------    --------    ---------     ---------
Comprehensive income .............................      $109,949     $192,164     $495,944      $592,017
                                                        =========    ========    =========     =========

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine months ended March 31, 1999 and 1998

                                                                   1999            1998
                                                               ------------    ------------
Cash Flows from Operating Activities
  Net Income .....................................              $  520,737      $  572,423
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of premiums and discounts
      on debt securities..........................                (51,599)           8,673
    Amortization of goodwill......................                  70,921          19,700
    Provision for loan losses.....................                  74,000          71,000
    (Gain) on sale of investment securities.......                (15,205)            --
    (Gain)loss on sale of foreclosed real estate..                 (9,899)         (3,381)
    Depreciation..................................                  55,450          48,371
    Compensation under stock awards...............                  46,524          39,442
    ESOP contribution expense.....................                  55,937          52,135
    Deferred income tax...........................                (76,153)        (31,383)
    (Increase) in accrued interest receivable.....               (118,576)          13,228
    (Increase)decrease in other assets............               (103,158)        (17,615)
    Increase(decrease) in accrued expenses
      and other liabilities.......................                  14,187          20,729
                                                               ------------    ------------
            Net cash provided by operating
              activities..........................                 463,166         793,322
                                                               ------------    ------------
Cash Flows from Investing Activities
  Held to maturity:
    Purchases.....................................                    --          (65,000)
  Available for sale securities:
    Sales.........................................              1,800,000            --
    Maturities and calls..........................             20,050,432        8,330,029
    Purchases.....................................           (23,660,000)      (5,250,000)
  Federal funds sold, net.........................            (2,923,186)      (1,226,295)
  Purchase of Federal Home Loan Bank stock........               (47,600)        (225,200)
  Loans made to customers, net....................            (4,642,706)      (3,573,890)
  Purchase of premises and equipment..............              (151,133)         (51,056)
  Purchase of stock of Rubio Savings Bank
    of Brighton, Iowa net of cash received........                   --        (2,466,021)
                                                             --------------    ------------
            Net cash (used in) investing
              activities..........................            (9,574,193)      (4,527,433)
                                                             --------------    ------------
Cash Flows from Financing Activities
  Net increase in deposits........................             11,076,487        2,652,730
  Proceeds from Federal Home Loan Bank advances...              6,250,000       43,950,000
  Principal payments on Federal Home Loan Bank
   advances.......................................             (6,954,423)    (38,809,926)

  Net increase (decrease) in advances from
    borrowers for taxes and insurance.............               (111,320)        (84,758)
  Acquisition of common stock.....................               (684,125)        (93,750)
  Dividends paid..................................               (204,503)       (197,364)
                                                             --------------    ------------
             Net cash provided by financing
               activities.........................               9,372,116       7,416,932
                                                             --------------    ------------
             Net increase(decrease) in cash and
               cash equivalents...................                 261,090       3,682,821

Cash and cash equivalents:
             Beginning............................               3,306,374         807,805
                                                             --------------    ------------
             Ending...............................            $  3,567,464      $4,490,626
                                                             ==============    ============

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors...................            $  2,169,304    $  1,437,901
    Interest paid on other obligations............                 666,717          439,998
    Income taxes, net of refunds..................                 334,312          310,164

Supplemental Schedule of Noncash Investing
  and Financing Activities
  Transfers from loans to foreclosed
    real estate...................................            $    360,667    $      61,619
  Contract sales of foreclosed real estate........                 173,233           65,000

  Acquisition  of  assets  and  liabilities from
    Rubio  Savings  Bank  of Brighton, Iowa:
    Assets acquired:
      Cash and cash equivalents...................            $       --      $   2,331,668
      Federal funds sold..........................                    --          1,186,769
      Investment securities, held to maturity.....                    --          1,221,156
      Investment securities, available for sale...                    --         10,530,323
      Loans receivable............................                    --          7,848,923
      Premises and equipment......................                    --            226,634
      Goodwill....................................                    --          1,418,428
      Other assets................................                    --            304,762
                                                                              -------------
                                                                      --         25,068,663
    Liabilities assumed:
      Deposits....................................                    --       (19,959,320)
      Other liabilities...........................                    --          (311,655)
                                                                              -------------
                                                                      --          4,797,689
                                                                              =============

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

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended March 31, 1999 and for the nine months period ended March 31, 1999, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1998 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 1999 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of March 31, 1999 Washington Federal exceeded all current regulatory capital requirement standards.

                                                     At March 31, 1999
                                                     -----------------
                                                   Amount        Percent
                                                   ---------------------
                                                   (Dollars in thousands)
                                                        (unaudited)
Tangible Capital:
  Capital Level...........................        $ 6,594         8.26%
  Requirement.............................          1,197         1.50%
                                                  --------       -------
  Excess..................................        $ 5,397         6.76%
                                                  --------       -------
Core Capital:
  Capital Level...........................        $ 6,594         8.26%
  Requirement.............................          3,193         4.00%
                                                  --------       -------
  Excess..................................        $ 3,401         4.26%
                                                  --------       -------
Risk-Based Capital:
  Capital Level...........................        $ 6,909        12.83%
  Requirement.............................          4,308         8.00%
                                                  --------       -------
  Excess..................................        $ 2,601         4.83%
                                                  --------       -------

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of March 31, 1999 Rubio substantially exceeded all current regulatory capital requirement standards.

                                                      At March 31, 1999
                                                      -----------------
                                                    Amount        Percent
                                                    ----------------------
                                                    (Dollars in thousands)
                                                         (unaudited)
Tier 1 or Leverage Capital:
  Capital Level..........................           $ 2,609        11.11%
  Requirement............................               704         3.00%
                                                   ---------       -------
  Excess.................................           $ 1,905         8.11%
                                                   ---------       -------
Tier 1 Risk-based Capital:
  Capital Level..........................           $ 2,609        21.55%
  Requirement............................               484         4.00%
                                                   ---------       -------
  Excess.................................           $ 2,125        17.55%
                                                   ---------       -------
Risk-Based Capital:
  Capital Level..........................           $ 2,741        22.64%
  Requirement............................               969         8.00%
                                                   ---------       -------
  Excess.................................           $ 1,772        14.64%
                                                   ---------       -------

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

Impact of the Year 2000

     The Banks have conducted a comprehensive review of their computer systems to identify applications that could be affected by the "Year 2000" issue, and have developed implementation plans to address the issue. Rubio's data processing  is  performed  by an  in-house  system.  Washington  Federal's  data processing is out-sourced. Washington Federal's primary software vendor, Intrieve, has fully renovated its programs to be Year 2000 compliant. Washington Federal has participated in two major tests of the Intrieve software system. Testing on Rubio's data processing system was performed on October 12, 1998. The testing for both Banks was successful with few applications requiring additional attention. All "mission-critical " applications have been tested and replaced or updated and are now Year 2000 compliant. Also, large loan customers have been assessed for Year 2000 status. Businesses and individuals which were not compliant are being reviewed quarterly. New loan customers are being assessed for Year 2000 compliance at the time of application. Management does not expect the costs of preparing for the Year 2000 to have a significant impact on either Bank's financial position or results of operations. Despite assurances, however, there can be no guarantee that the vendors' systems will be Year 2000 compliant. Consequently the Banks could incur incremental costs to convert to another vendor. The Banks have identified certain of their hardware and software equipment that will not be Year 2000 compliant and have already purchased new equipment and software. The capital expenditures to March 31, 1999 were approximately $91,000 and are not expected to exceed $120,000.

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

     Washington Federal attracts deposits from the general public in its local market area and uses such deposits primarily to invest in owner occupied one- to -four family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington Federal also makes agricultural loans, commercial loans, consumer loans, automobile loans, and has occasionally been a purchaser of fixed-rate mortgage-backed securities. Washington Federal filed applications with the Office of Thrift Supervision (the "OTS") on August 19, 1998 for two branch offices. The applications to branch into Wellman, Iowa and Richland, Iowa have been approved. Washington Federal opened the Wellman branch in December of 1998 and intends to open the Richland branch in 1999.

     Rubio attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in United States Treasury bonds, Federal Agency bonds, agricultural operating loans, commercial loans, one- to- four family residential real estate loans, and farm real estate loans. Rubio also makes commercial real estate loans, automobile loans and other consumer loans.

     The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets increased $9.9 million from $94.3 million at June 30, 1998 to $104.2 million at March 31, 1999. The increase was primarily due to a $4.4 million increase in loans receivable, a $2.9 million increase in federal funds sold, and a $1.8 million increase in investment securities funded by a $11.1 million increase in deposits partially offset by a $604,000 decrease in borrowed funds and a $341,000 decrease in stockholder's equity.

Loans receivable. Loans receivable, net increased $4.4 million from $65.9 million at June 30, 1998 to $70.3 million at March 31, 1999. This increase is primarily due to increased loan demand in the Company=s market area. The Company's non-performing assets were $52,000 or 0.05 % of total assets at March 31, 1999 as compared to $89,000 or 0.09% of total assets at June 30, 1998. Management remains committed to maintaining the non-performing assets to total assets ratio within industry standards.

Investment securities. Available-for-sale securities increased $1.8 million from $19.1 million at June 30, 1998 to $20.9 million at March 31, 1999. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was less on March 31, 1999 than their carrying value due to a fluctuation in market rates of interest since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized loss.

Accrued interest receivable. Accrued interest receivable increased $119,000 from $960,000 at June 30, 1998 to $1.1 million at March 31, 1999. The increase is primarily due to the increase in loans receivable, net and the level of accrued interest on available-for-sale securities with semi-annual interest payments.

Deposits. Deposits increased $11.1 million from $66.6 million at June 30, 1998 to $77.7 million at March 31, 1999. This increase is primarily due to the seasonal deposits of local government and the competitive pricing of certificate of deposit products. Interest credited to customer accounts totaled $2.2 million, while deposits exceeded withdrawals by $8.9 million. Transaction and savings deposits decreased as a percentage of total deposits from $24.3 million or 36.4% at June 30, 1998 to $28.1 million or 36.2% at March 31, 1999.
Certificates of deposit increased as a percentage of total deposits from $42.3 million or 63.6% at June 30, 1998 to $49.5 million or 63.8% at March 31, 1999.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) decreased $704,000 from $15.7 million at June 30, 1998 to $15.0 million at March 31, 1999. The decrease is primarily due to the reduced need to borrow to fund loan activity and investment activity due to increased deposits. The borrowings are primarily long-term advances.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $111,000 from $222,000 at June 30, 1998 to $111,000 at March 31, 1999 primarily due to the payment of semi-annual real estate taxes which were due March 31, 1999.

Total stockholders' equity. Total stockholders' equity decreased $341,000 from $11.0 million at June 30, 1998 to $10.6 million at March 31, 1999. The decrease is primarily due to the purchase of 37,000 shares of the Company's common stock at a total cost of $684,000, dividends paid of $205,000, the net unrealized loss in available- for- sale securities of $25,000 and the change in redeemable common stock held by the ESOP of $50,000. The decrease was partially offset by net income of $521,000, the allocation of shares in the Employee Stock Ownership Plan of $56,000, and the amortization of deferred compensation under the Recognition and Retention Plan of $46,000. The portfolio of available- for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates and the fair value of these securities was less than their carrying value as of March 31, 1999.

Results of Operations - Three Months Ended March 31, 1999 As Compared To The Three Months Ended March 31, 1998

Performance summary. Net earnings decreased $63,000 to $153,000 for the three months ended March 31, 1999 from $216,000 for the three months ended March 31, 1998. The decrease is primarily due to an increase in interest expense of $165,000 and an increase in noninterest expense of $109,000 partially offset by an increase in interest income of $162,000, an increase in noninterest income of $12,000, and a decrease in income tax expense of $37,000. For the three months ended March 31, 1999 the annualized return on average assets was 0.60% compared to 1.02% for the three months ended March 31, 1998, while the annualized return on average equity was 5.77% for the three months ended March 31, 1999 compared to 7.87% for the three months ended March 31, 1998.

Net interest income. Net interest income decreased $3,000 to $741,000 for the three months ended March 31, 1999 from $744,000 for the three months ended March 31, 1998. The decrease is primarily due to the increase of $165,000 in interest expense to $1.1 million for the three months ended March 31, 1999 from $901,000 for the three months ended March 31, 1998 partially offset by an increase in interest income of $162,000 to $1.8 million for the three months ended March 31, 1999 from $1.6 million for the three months ended March 31, 1998.

For the three months ended March 31, 1999 the average yield on interest earning assets was 7.54% compared to 8.13% for the three months ended March 31, 1998 due to declining loan and bond rates. The average cost of interest-bearing liabilities was 4.93% for the three months ended March 31, 1999 compared to 5.20% for the three months ended March 31, 1998. The average balance of interest earning assets increased $15.2 million to $97.2 million for the three months ended March 31, 1999 from $82.0 million for the three months ended March 31, 1998. During this same period, the average balance of interest-bearing liabilities increased $17.3 million to $87.6 million for the three months ended March 31, 1999 from $70.3 million for the three months ended March 31, 1998.

Due to the decrease in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.61% for the three months ended March 31, 1999 compared to 2.93% for the three months ended March 31, 1998. Due to the increase in interest-bearing liabilities as a percentage of interest-earning assets, the average net interest margin was 3.09% for the three months ended March 31, 1999 compared to 3.68% for the three months ended March 31, 1998.

Provision for loan loss. Provision for loan loss was constant at $18,000 for the three months ended March 31, 1999 and for the three months ended March 31, 1998. Washington=s loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $442,000 or .63% of loans receivable, net at March 31, 1999 compared to $366,000 or .57% of loans receivable, net at March 31, 1998. The allowance for loan loss as a percentage of non-performing assets was 949.47% at March 31, 1999, compared to 180.97% at March 31, 1998.

Noninterest income. Noninterest income increased $11,000 to $94,000 for the three months ended March 31, 1999 from $83,000 for the three months ended March 31, 1998. The increase is primarily due to an increase in insurance commissions of $4,000, an increase in security gains, net of $4,000, and an increase in bank service charges of $3,000.

Insurance commissions increased $4,000 to $16,000 for the three months ended March 31, 1999 from $12,000 for the three months ended March 31, 1998 primarily due to the fluctuations in the volume of sales of credit life and disability products. Gain on the sale of available securities increased $4,000 for the three months ended March 31, 1999 due to the sale of U.S. Treasury securities. Bank service charges and fees increased $3,000 to $62,000 for the three months ended March 31, 1999 from $59,000 for the three months ended March 31, 1998 primarily due to a $2,000 increase in checking account service charges and a $1,000 increase in late charges collected on loan payments.

Noninterest expense. Noninterest expense increased $109,000 to $579,000 for the three months ended March 31, 1999 from $470,000 for the three months ended March 31, 1998. The increase is primarily due to a $67,000 increase in compensation and benefits, a $28,000 increase in other expenses, an $8,000 increase in occupancy and equipment, a $4,000 increase in goodwill expense, a $2,000 increase in data processing , and a $1,000 increase in FDIC insurance premium. These increases were primarily due to the acquisition of Rubio and the addition of Washington Federal's branch in Wellman, Iowa.

Income tax expense. Income tax expense decreased $37,000 to $85,000 for the three months ended March 31, 1999 from $122,000 for the three months ended March 31, 1998. The decrease in income tax expense is primarily due to the decrease in income before income taxes.

Results of Operations - Nine months ended March 31, 1999 As Compared To The Nine Months Ended March 31, 1998

Performance summary. Net earnings decreased $52,000 to $521,000 for the nine months ended March 31, 1999 from $572,000 for the nine months ended March 31, 1998. The decrease is primarily due to an increase in noninterest expense of $423,000 and an increase in provision for loan loss of $3,000 partially offset by an increase in net interest income of $314,000, an increase in noninterest income of $68,000, and a decrease in income tax expense of $8,000. For the nine months ended March 31, 1999 the annualized return on average assets was 0.70% compared to 1.02% for the nine months ended March 31, 1998, while the annualized return on average equity was 6.50% for the nine months ended March 31, 1999 compared to 7.02% for the nine months ended March 31, 1998.

Net interest income. Net interest income increased $314,000 to $2.3 million for the nine months ended March 31, 1999 from $2.0 million for the nine months ended March 31, 1998. The increase is primarily due to the increase of $1.3 million in interest income to $5.5 million for the nine months ended March 31, 1999 from $4.2 million for the nine months ended March 31, 1998 partially offset by an increase in interest expense of $960,000 to $3.2 million for the nine months ended March 31, 1999 from $2.3 million for the nine months ended March 31, 1998.

For the nine months ended March 31, 1999 the average yield on interest earning assets was 7.77% compared to 8.03% for the nine months ended March 31, 1998 due to declining loan and bond rates. The average cost of interest-bearing liabilities was 5.06% for the nine months ended March 31, 1999 compared to 5.11% for the nine months ended March 31, 1998. The average balance of interest earning assets increased $24.2 million to $94.7 million for the nine months ended March 31, 1999 from $70.5 million for the nine months ended March 31, 1998. During this same period, the average balance of interest-bearing liabilities increased $25.9 million to $85.1 million for the nine months ended March 31, 1999 from $59.2 million for the nine months ended March 31, 1998.

Due to the decrease in yield on the interest-earning assets and despite the decrease in rate paid on the interest-bearing liabilities, the average interest rate spread was 2.71% for the nine months ended March 31, 1999 compared to 2.92% for the nine months ended March 31, 1998. Due to the increase in interest-bearing liabilities as a percentage of interest-earning assets, the average net interest margin was 3.23% for the nine months ended March 31, 1999 compared to 3.74% for the nine months ended March 31, 1998.

Provision for loan loss. Provision for loan loss increased $3,000 to $74,000 for the nine months ended March 31, 1999 from $71,000 for the nine months ended March 31, 1998. Washington=s loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $442,000 or .63% of loans receivable, net at March 31, 1999 compared to $366,000 or .57% of loans receivable, net at March 31, 1998. The allowance for loan loss as a percentage of non-performing assets was 949.47% at March 31, 1999, compared to 180.97% at March 31, 1998.

Noninterest income. Noninterest income increased $68,000 to $286,000 for the nine months ended March 31, 1999 from $218,000 for the nine months ended March 31, 1998. The increase is primarily due an increase in bank service charges of $67,000, an increase in gains on the sale of available for sale securities of $15,000 and an increase in other noninterest income of $8,000 partially offset by a decrease in insurance commissions of $20,000 and a decrease in loan origination and commitment fees of $2,000.

Bank service charges and fees increased $67,000 to $208,000 for the nine months ended March 31, 1999 from $141,000 for the nine months ended March 31, 1998 primarily due to an increase in overdraft income of $41,000, an increase in checking account service charges of $14,000, an increase in credit card and merchant fees of $5,000, an increase in check cashing and commercial exchange fees of $3,000, and increase in late fees collected of $3,000, and an increase in safe deposit rental income of $1,000.

Gain on the sale of available- for- sale securities increased $15,000 for the nine months ended March 31, 1999 due to the sale of U.S. Treasury securities. Other noninterest income increased $8,000 to $19,000 for the nine months ended March 31, 1999 from $11,000 for the nine months ended March 31, 1998 primarily due to the gain on REO property. Insurance commissions decreased $20,000 to $38,000 for the nine months ended March 31, 1999 from $57,000 for the nine months ended March 31, 1998 primarily due to the fluctuations in the volume of sales of credit life and disability products. Loan origination and commitment fee income decreased $2,000 to $6,000 for the nine months ended March 31, 1999 from $8,000 for the nine months ended March 31, 1998 due to the fluctuations in volume of loans sold to the secondary market.

Noninterest expense. Noninterest expense increased $423,000 to $1.7 million for the nine months ended March 31, 1999 from $1.3 million for the nine months ended March 31, 1998. The increase is primarily due to an increase in compensation and benefits of $238,000, an increase in other expense of $75,000, an increase in goodwill expense of $51,000, an increase in occupancy and equipment of $46,000, an increase in FDIC insurance premium of $7,000, and an increase in data processing of $5,000.

Compensation and benefits increased $238,000 to $900,000 for the nine months ended March 31, 1999 from $662,000 for the nine months ended March 31, 1998 primarily due to the increase in full-time equivalent employees as a result of the acquisition of Rubio, Washington Federal's new branch in Wellman, Iowa, and to a lesser extent the normal salary increases effective in January.

Other noninterest expense increased $75,000 to $427,000 for the nine months ended March 31, 1999 from $351,000 for the nine months ended March 31, 1998 primarily due to the increased cost of operating additional offices since the acquisition of Rubio and the opening of Washington Federal's branch in Wellman, Iowa. The increase is primarily due to an increase in supplies of $31,000, an increase in fees paid for services provided by outside contractors of $14,000, an increase in ATM and debit card processing fees of $12,000, an increase in postage and delivery expense of $10,000, and an increase in non-capitalized expenses related to the Year 2000 issue of $8,000.

Goodwill expense increased $51,000 to $71,000 for the nine months ended March 31, 1999 from $20,000 for the nine months ended March 31, 1998 due to the acquisition of Rubio. Occupancy and equipment increased $46,000 to $170,000 for the nine months ended March 31, 1999 from $124,000 for the nine months ended March 31, 1998 primarily due to the addition of Washington Federal's branch in Wellman, Iowa and the addition of the Rubio Savings Bank of Brighton's office building. FDIC insurance premiums increased $7,000 to $43,000 for the nine months ended March 31, 1999 from $37,000 for the nine months ended March 31, 1998 primarily due to the increase in deposits since the acquisition of Rubio. Data processing increased $5,000 to $66,000 for the nine months ended March 31, 1999 from $61,000 for the nine months ended March 31, 1998.

Income tax expense. Income tax expense increased $8,000 to $307,000 for the nine months ended March 31, 1999 from $299,000 for the nine months ended March 31, 1998 despite the decrease in income before income taxes primarily due to the non-deductible goodwill expense.

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

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 1999, Washington Federal's liquidity ratio was 19.73%.

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

The Banks anticipate that they will have sufficient funds available to meet current loan commitments. At March 31, 1999, Washington Federal had outstanding commitments to extend credit which amounted to $2.2 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $561,000.

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

     At March 31, 1999 the ESOP held 52,602 shares of the Company's common stock, 12,376 of which were allocated, 1,127 and the remaining 40,226 were unreleased (unearned) shares. The 40,226 unreleased (unearned) shares had a fair market value of approximately $709,000 at March 31, 1999.

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


                               Washington Bancorp
                               ------------------
                                 (Registrant)

   Date   May 7, 1999                           /s/ Stan Carlson
         ------------                          ---------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

   Date   May 7, 1999                          /s/ Leisha A. Linge
         ------------                          ---------------------------------
                                               Leisha A. Linge,Controller