Form 10KSB
period 1999-06-30
WASHINGTON BANCORP
filed 1999-09-28
CIK 1002907

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

    For the Fiscal Year Ended June 30, 1999

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer had $7,847,000 in revenues for the fiscal year ended June 30, 1999.

As of September 27, 1999, there were issued and outstanding 597,198 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of September 13, 1999, was $8.1 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 1999.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 1999 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format YES [ ] NO [X]

                                     PART I

Item 1.  Description of Business

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

In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to the Company. Washington, on June 24, 1997, entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Brighton, Iowa ("Rubio") for an aggregate merger consideration of approximately $4.6 million. Rubio is held as a separate subsidiary of the Company. In January 1998, the Company became a bank holding company upon its acquisition of Rubio. In December 1998, Wellman Federal Savings, a full-service branch of Washington Federal was opened in Wellman, Iowa. The principal assets of the Company are Washington Federal and Rubio (collectively, the "Banks"). The Company presently has no separate operation and its business consists of the business of the Banks. Deposits of both institutions are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the fullest extent permitted by law and regulation.

Washington Federal attracts deposits from the general public in its local market areas and uses such deposits primarily to invest in one- to four-family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington Federal also makes commercial loans, consumer loans, automobile loans, and has occasionally been a purchaser of fixed-rate mortgage-backed securities.

Washington Federal filed an application with the Office of Thrift Supervision ("OTS") on August 19, 1998 to branch into Richland, Iowa, a small rural community of 500, which currently has only a branch office of a large regional bank. Washington Federal is researching the opening of the branch by April 1, 2000.

Rubio attracts deposits from the general public and businesses in its local market area. The deposits are primarily invested in U.S. Treasury bonds, agricultural operating loans, commercial loans, one- to four-family residential real estate loans, and farm real estate loans. Rubio also makes commercial real estate loans, automobile loans, and other consumer loans.

At June 30,  1999,  the  Company  had assets of  approximately  $103.0  million,
deposits  of   approximately   $75.7   million  and   stockholders'   equity  of
approximately $10.7 million.

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

Impact of the Year 2000

In preparation for the century date change, the Banks have completed upgrades and replacements of all computer systems and software that did not meet Year 2000 standards. Testing of the new products has been completed and the Banks are satisfied with the results. Four separate special examinations for Year 2000 issues have been conducted by regulators since July 1, 1998 and the Banks have utilized the guidance of the OTS and the Federal Deposit Insurance Corporation (the "FDIC") in applying their Year 2000 plans. Communication with vendors and service providers is ongoing to assure uninterrupted services. The Banks have worked with local officials in developing community-wide contingency plans for vital community-wide services and have communicated with customers with regard to their Year 2000 preparations and concerns. A cash management plan has been formulated to meet anticipated additional cash needs of our customers. Capital expenditures for Year 2000 readiness to date are approximately $91,000, with an expected total of $120,000. These expenses are not expected to have a significant impact on financial position or results of operations.

Lending Activities

General. The Company's loan portfolio predominantly consists of mortgage loans secured by one- to four-family residences. The Company also makes home equity and second mortgage loans, multi-family and commercial real estate loans, construction loans, commercial business loans and consumer loans.

At June 30, 1999, the Company's net loan portfolio totaled $72.8 million. Loans secured by first mortgages on one- to four-family residences totaled $49.5 million, or 67.5% of the Company's total loan portfolio at June 30, 1999. The Company originates and retains substantially all of its mortgage loan portfolio, and currently originates only a limited number of mortgage loans for sale to the secondary market.

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

Loans to One Borrower. Washington Federal, a savings bank, is subject to the same limits as those applicable to national banks which, under current regulations, limit loans-to-one borrower to an amount equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Washington Federal's maximum loan-to-one borrower limit was approximately $990,000 as of June 30, 1999. Washington Federal's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by agricultural real estate and agricultural operating loans in the aggregate amount of $709,000. All of the loans to this borrower have performed in accordance with their terms since their origination. In addition to regulatory limitations, Washington Federal has adopted an internal maximum loan-to-one-borrower limit of $750,000.

Rubio, a state bank, is subject to limits, which under current regulations limit loans-to-one borrower to an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital.) Rubio's maximum loan-to-one borrower limit was approximately $588,000 as of June 30, 1999. Rubio's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by agricultural real estate and agricultural operating loans in the aggregate amount of $504,000. All of the loans to this borrower have performed in accordance with their terms since their origination.

Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated. All of the loans in the table have fixed interest rates, except for the commercial business loans which have adjustable rates, and certain adjustable rate one- to four-family real estate loans offered beginning in March 1996. The amount of adjustable rate one- to four-family loans totaled $15.9 million at June 30, 1999.

                                                                                  At June 30,
                                            ----------------------------------------------------------------------------------------
                                                 1999              1998              1997               1996             1995
                                            ----------------  ---------------- -----------------  ----------------  ----------------
                                            Amount   Percent   Amount  Percent  Amount   Percent   Amount  Percent   Amount  Percent
                                            ----------------------------------------------------------------------------------------
                                                                            (Dollars in Thousands)
Real Estate Loans:
  One- to four-family ...................   $49,464    67.5%  $45,303   68.4%   $40,696   77.14%  $33,914   78.66%   $33,328  82.01%
  Home equity and second mortgage .......     1,258     1.7     1,164    1.7      1,233    2.34     1,569    3.64      1,669   4.11
  Multi-family and commercial real estate     8,612    11.8     7,411   11.2      4,775    9.05     2,896    6.72      1,741   4.28
  Other .................................       - -     - -       - -    - -         99    0.19       115    0.27        472   1.16
                                            ----------------------------------------------------------------------------------------
     Total mortgages ....................    59,334    81.0    53,878   81.3     46,803    88.72   38,494   89.29     37,210  91.56
Construction loans ......................       796     1.1       152    0.2        694     1.32    1,119    2.60        589   1.45
                                            ----------------------------------------------------------------------------------------
     Total real estate loans ............    60,130    82.1    54,030   81.5     47,497    90.03   39,613   91.89     37,799  93.01
                                            ----------------------------------------------------------------------------------------

Commercial business loans ...............     8,714    11.9     8,164   12.3      2,715     5.15    1,546    3.59      1,084   2.67
                                            ----------------------------------------------------------------------------------------
Consumer Loans:
  Automobile ............................     3,161     4.3     3,065    4.6      1,899     3.60    1,134    2.62        785   1.93
  Deposit account .......................     1,245     1.7     1,014    1.6        645     1.22      822    1.90        970   2.39
                                            ----------------------------------------------------------------------------------------
     Total consumer loans ...............     4,407     6.0     4,079    6.2      2,544     4.82    1,956    4.52      1,755   4.32
                                            ----------------------------------------------------------------------------------------
Total loans .............................    73,251   100.0%   66,273  100.0%    52,756   100.00%  43,115  100.00%    40,638 100.00%
                                                      ======           ======             =======          =======           =======
Less:
  Allowance for loan losses .............       472               388               226               209                203
                                            -------           -------           -------           -------            -------
     Total loans receivable, net ........   $72,779           $65,885           $52,530           $42,906            $40,435
                                            =======           =======           =======           =======            =======

There are no foreign loans outstanding for any of the years presented.

Loan Maturities. The following schedule illustrates the contractual maturity and weighted average rates of the Company's loan portfolio at June 30, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                     Real Estate
                     Mortgage        Construction   Commercial Business      Consumer               Total
                 ---------------- ----------------- ------------------- --------------------  -------------------
                         Weighted          Weighted            Weighted             Weighted             Weighted
                         Average           Average             Average               Average              Average
                 Amount   Rate    Amount     Rate    Amount     Rate      Amount     Rate      Amount      Rate
                 ------------------------------------------------------------------------------------------------
                                                       (In Thousands)
  Due during
period ending
   June 30,
---------------

2000            $ 7,462   8.42%  $   796     7.52%   $ 5,398     9.34%   $ 1,041     10.68%   $14,697      8.87%

2001              8,288   8.36        --       --        795     9.04        876     10.65      9,959      8.62

2002             15,049   8.35        --       --      1,205     8.46        888     10.14     17,142      8.45

2003 and 2004     4,007   8.09        --       --        770     8.48      1,555     10.02      6,332      8.61

2005 to 2009      4,196   8.17        --       --        546     8.70         42      8.79      4,784      8.24

2010 to 2014      6,975   8.51        --       --         --       --          5      9.24      6,980      8.51

2015 and
thereafter ..    13,357   8.09        --       --         --       --         --        --     13,357      8.09
                -----------------------------------------------------------------------------------------------

                $59,334          $   796             $ 8,714             $ 4,407              $73,251
                =======          =======             =======             =======              =======

As of June 30, 1999, the total amount of loans due after June 30, 2000 which have predetermined interest rates was $42.7 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $15.9 million.

Loan Originations, Purchases and Sales. Real estate loans are originated by the Company's staff of salaried loan officers who receive applications from existing customers, walk-in customers from the local community, advertising, and referrals from realtors and contractors.

While the Company originates predominately fixed-rate loans, its ability to originate loans is dependent upon the relative customer demand for loans in its market area. Demand is affected by the interest rate environment.

The Company originates loans for its own portfolio and originates a limited number of loans for sale on the secondary market. Washington Federal originated six one- to four-family real estate loans for the secondary market during fiscal 1999. Washington Federal originated one 90% Farm Service Agency, Guaranteed Farm Ownership, and Guaranteed Operation Loans totaling $256,000 during fiscal year 1999. The loans are backed by 90% guarantees of the U.S. government and the guaranteed portions were sold by Washington Federal in the secondary market to FarmerMac. In addition to the portion of each loan retained, Washington Federal also retained the servicing on the loans.

In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                     Year Ended June 30,
                                               ---------------------------------
                                                 1999        1998        1997
                                               ---------------------------------
                                                   (Dollars in Thousands)
Originations by type:
Real estate
  One- to four-family ......................   $ 22,118    $ 15,744    $ 14,265
   Home equity and second mortgage .........        992       1,036         751
   Multi-family and commercial .............      5,860       5,177       5,438
     real estate
   Construction ............................      1,623         686       1,319
Non real estate
   Commercial business .....................      6,827       6,348       3,666
   Consumer ................................      4,728       3,142       2,811
                                               ---------------------------------
      Total loans originated ...............     42,148      32,133      28,250

Loans sold to secondary market .............       (522)     (1,474)       --
Principal (repayments) .....................    (34,648)    (25,096)    (18,609)
Balance of loans outstanding, net from .....       --         7,849        --
 acquisition of Rubio

Increase in allowance
  for loan losses ..........................        (84)        (57)        (17)
                                               ---------------------------------
Net increase (decrease) ....................   $  6,894    $ 13,355    $  9,624
                                               =================================

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

The Company primarily originates three year balloon mortgage loans with an amortization of up to 30 years. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Company's cost of funds. The Company generally does not charge origination fees for loans. The Company originates its loans for its own portfolio and originates a limited number of loans for sale to the secondary market. Accordingly, the Company's portfolio lending may not conform to secondary market guidelines, such as Freddie Mac, primarily as it relates to appraisal requirements. It is the current policy of the Company to remain primarily a portfolio lender.

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

Home Equity and Second Mortgage Lending. The Company originates home equity and second mortgage improvement loans. Home equity and second mortgage loans, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value. Generally, such loans have a maximum term of up to three years with an amortization of up to 15 years. As of June 30, 1999, home equity and second mortgage loans amounted to $1.3 million which represented 1.7% of the Company's total loan portfolio.

Multi-Family and Commercial Real Estate Loans. The Company has historically engaged in a limited amount of multi-family and commercial real estate lending. Generally such loans have a term of three years and an amortization of up to thirty years, and have loan-to-value ratios of up to 80%. At June 30, 1999, $8.6 million or 11.8% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate and commercial real estate, including primarily farm real estate and one- to four- family housing developments. All of the Company's multi-family and commercial real estate loans are secured by properties located in its market area. The largest multi-family and commercial real estate loan as of June 30, 1999 totaled $400,000, and was secured by farm land and buildings. The loan has performed in accordance with its terms since origination.

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

Construction Loans. The Company makes construction loans primarily to individuals for the construction of single-family residences. At June 30, 1999, construction loans amounted to $796,000, or 1.1% of the Company's total loan portfolio. Construction loan rates are fixed at prime- based during the construction period. The terms of these loans are generally six months with an option to renew for an additional six months, at which time the loans are due. During the construction period, only interest payments are due, and on a case-by-case basis, the Company may allow the payment of interest from loan proceeds. The Company construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Company periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Company's market area.

Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the construction. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a property with a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and economic conditions. As of June 30, 1999, the Company had no speculative loans to builders.

Commercial Business Lending. At June 30, 1999, $8.7 million or 11.9% of the Company's total loans were comprised of commercial business loans. The Company's current commercial business lending portfolio is predominantly secured by accounts receivable, inventory, and equipment. The Company's agricultural loan portfolio is primarily secured by livestock, growing crops, machinery and equipment. The largest commercial business loan totaled $253,000 at June 30, 1999 and was secured by machinery and equipment.

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

Consumer Lending. The Company offers a variety of consumer loans, including automobile loans and loans secured by deposits. The Company currently originates substantially all of its consumer loans in its market area, generally to its existing customers. At June 30, 1999, the Company's consumer loan portfolio totaled $4.4 million or 6.0% of its total loan portfolio.

The largest component of the Company's consumer loan portfolio consists of automobile loans. The Company originates new and used automobile loans on a direct basis, where the Company extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to 90% of the purchase price or the vehicle's published value, whichever is less. At June 30, 1999, the Company's automobile loans totaled $3.2 million or 4.3% of the Company's total loan portfolio.

Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of the applicant's ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1999, $7,000 of the Company's consumer loans were non-performing. See "-- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

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

The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of category at June 30, 1999. The amounts presented represent the total remaining principal balances of the elapsed loans, rather than the actual payment amounts which are overdue.

                                                Loans  Delinquent  at  June  30,
1999 for:

                            30-59 Days              60-89 Days          90 Days & Over             Total
                        --------------------   --------------------   ------------------   ---------------------
                        No.  Amt.    Percent   No.  Amt.    Percent   No.  Amt.  Percent   No.    Amt.   Percent
                        ----------------------------------------------------------------------------------------
                                                        (Dollars in Thousands)

Real Estate:
  Mortgage Loans ..     34   $816      84.6%    5   $119      23.5%    4   $144    92.9%   43   $1,079     66.4%

  Consumer ........     22     80       8.3     3     10       2.0     9      7     4.5    34       97      6.0

  Commercial Business    8     68       7.1     7    377      74.5     2      4     2.6    17      449     27.6
                        -----------------------------------------------------------------------------------------
  Total ...........     64   $964     100.0%   15   $506     100.0%   15   $155   100.0%   94   $1,625    100.0%
                        =========================================================================================

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

                                                             At June 30,
                                                      --------------------------
                                                       1999      1998     1997
                                                      --------------------------
                                                        (Dollars in Thousands)

Accruing loans delinquent more than 90 days:
    Mortgage .....................................     $144      $  6      $215
    Consumer .....................................        7        39        14
    Commercial business ..........................        4        44        --
                                                       -------------------------
Foreclosed assets:
    One- to four-family ..........................       39       --         --
    Nonresidential real estate ...................      132       --         --
                                                       -------------------------
Total non-performing assets ......................     $326      $ 89      $229
                                                       =========================

Total as a percentage of total assets ............     0.32%     0.09%     0.35%
                                                       =========================

Other Loans of Concern. In addition to the non-performing loans set forth in the tables above, as of June 30, 1999, there was $625,000 of loans designated as special mention for which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest loan classified as special mention had an outstanding balance of $220,000 on June 30, 1999, and was secured by land for development of one- to four-family residences.

Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

The Company records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Company can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. The Company had two foreclosed real estate properties at June 30, 1999. One property has been sold and the other is currently being rented and has a pending purchase agreement.

Classified Assets. OTS regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses presented make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as a loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is unwarranted. Assets may also be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At June 30, 1999, the Company had classified $199,000 of its assets as substandard, and $0 as doubtful as compared to $317,000 and $6,000 at June 30, 1998 classified as substandard and doubtful, respectively.

Allowances for Loan Losses

It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses was $472,000, or as a ratio of total loans was 0.65%, at June 30, 1999.

The Company's reserve for loan loss requirement is calculated as a percentage of the total loans outstanding and total delinquent loans as of a particular quarter end. Over the past 12 months the Banks have seen an increase in their loan portfolios. This has resulted in a greater than normal increase in the reserve allowance established by the Banks' respective Boards of Directors. The Banks also anticipate continuing with the current schedule of provisions to keep up with expected increases in loans outstanding during the next fiscal year.

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

                                                    At June 30,
                               ----------------------------------------------------------------
                                     1999               1998                   1997
                               ------------------- -------------------  -----------------------
                                       Percent of           Percent of             Percent of
                                         Loans in            Loans in               Loans in
                                          Each                 Each                   Each
                                       Category to          Category to            Category to
                               Amount  Total Loans  Amount  Total Loans   Amount   Total Loans
                               ----------------------------------------------------------------
                                                                 (Dollars in Thousands)

Mortgage Loans ..............   $205      82.1%     $168       81.5%       $106       90.0%
Commercial Business Loans ...    155      11.9       141       12.3          68        5.2
Consumer Loans ..............     74       6.0        61        6.2          41        4.8
Unallocated .................     38        --        18         --          11         --
                                -------------------------------------------------------------
                                $472     100.0%     $388      100.0%       $226      100.0%
                                =============================================================

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated:

                                                       Year Ended June 30,
                                                     ---------------------------
                                                     1999      1998      1997
                                                     ---------------------------
                                                       (Dollars in Thousands)

Balance at beginning of period ...................   $ 388     $ 226     $ 209
Balance of the allowance for loan losses
 of Rubio at date of acquisition .................      --       105        --

Charge offs:
    Mortgage .....................................      --        --        --
    Consumer .....................................     (47)      (46)      (33)
                                                     ---------------------------
       Total charge offs .........................     (47)      (46)      (33)

Recoveries .......................................      18        14        10
                                                     ---------------------------
Net charge offs ..................................     (29)      (32)      (23)
Provisions charged to operations .................     113        89        40
                                                     ---------------------------
Balance at end of period .........................   $ 472     $ 388     $ 226
                                                     ===========================

Ratio of net charge offs during the period to
  average loans outstanding during the period ....    .04%      .05%     0.04%
                                                     ===========================

Ratio of net charge offs during the period to
  average nonperforming assets ...................    14.8%    35.30%    17.16%
                                                     ===========================

Investment Activities

The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Federal Regulation of Savings Associations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders attached hereto as Exhibit 13. The Company has continuously maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At June 30, 1999, the Company had an investment portfolio of approximately $22.3 million, consisting primarily of U.S. Treasury securities, U.S. government agency obligations and corporate securities. To a lesser extent, the portfolio also includes mortgage-backed and related securities, municipal bonds, and FHLB stock, as permitted by OTS regulations. The Company classifies its investments as held to maturity or available for sale.

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

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

                                                                 At June 30,
                                    ----------------------------------------------------------------------
                                             1999                   1998                    1997
                                    ---------------------  ----------------------  -----------------------
                                               Percent of              Percent of               Percent of
                                    Book Value   Total     Book Value    Total      Book Value    Total
                                    ----------------------------------------------------------------------
                                                                 (Dollars in Thousands)
Investment Securities:
   Available for sale (1):
       U.S. treasury securities ...   $ 1,708     7.65%     $ 6,337       30.08%     $   402        3.90%
       U.S. government agencies ...    13,623    61.05        6,770       32.14        6,999       67.85
       State and political ........       439     1.97          348        1.65          354        3.43
subdivisions
       Mortgage-backed securities .        --       --           51        0.24          140        1.36
       Corporations ...............     4,925    22.07        5,616       26.66        1,955       18.95
       Certificates of deposit with
         financial institutions ...        --       --           --          --           --          --
                                      ------------------------------------------------------------------
             Total Available for
               Sale ...............   $20,695    92.74       19,122       90.78        9,850       95.48

 Held to maturity(1):
    State and political ...........       761     3.41        1,131        5.37           --          --
subdivisions
    Mortgage-backed securities ....        --       --           --          --           --          --
                                      ------------------------------------------------------------------
         Total held to maturity ...       761     3.41        1,131        5.37           --          --
                                      ------------------------------------------------------------------

         Total Investment .........
           Securities .............    21,456    96.15       20,253       96.15        9,850       95.48

FHLB Stock ........................       860     3.85          812        3.85          466        4.52
                                      ------------------------------------------------------------------

        Total Investment Securities
          and FHLB Stock ..........   $22,316   100.00%     $21,065      100.00%     $10,316      100.00%
                                      ===================================================================

Average remaining life of
  investment securities (excluding
  FHLB Stock) .....................   3.9 Years             2.4 Years                3.9 Years

Interest-Earning Assets:
   Interest-bearing deposits with
     banks ........................   $   901   100.00%     $ 1,859      100.00%     $   575      100.00%
                                      ===================================================================

(1) Securities classified as available for sale were carried at fair value at June 30, 1999, 1998 and 1997. Securities classified as held to maturity were carried at historical cost at all respective dates.

The fair value of the available for sale investment portfolio at June 30, 1999 was $22.3 million resulting in a net unrealized loss at that date of approximately $236,000.

The category of investment securities entitled "corporations" is comprised of investments in corporate bonds. The corporate bonds are considered investment grade bonds, but carry additional credit risk compared to bonds guaranteed by the U.S. government or agencies thereof. The Company evaluates the benefit of higher yields on these bonds versus increased credit risk as compared to U.S. Treasury or agency securities. The quality of these bonds is monitored primarily by reviewing the investment ratings assigned to the bonds by independent sources such as Standard & Poors, etc. Maturities and sales of U.S. treasury securities have been reinvested primarily in U.S. agency securities to realize a higher interest yield.

Investment  Portfolio  Maturities.   The  following  table  sets  forth  certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio at June 30, 1999.

                                                                       At June 30, 1999
                                                   ------------------------------------------------------
                                                      Book Value of Investment Securities Maturing In
                                                   ------------------------------------------------------
                                                                                                 Total
                                                   Less Than                          Over     Investment
                                                     1 Year   1- 5 Years 5-10 Years 10 Years   Securities
                                                   ------------------------------------------------------
                                                                    (Dollars in Thousands)

U.S. treasury securities ........................   $ 1,406    $   302    $    --    $    --    $ 1,708
U.S. government agencies ........................       499      8,423      4,701         --     13,623
State and political subdivisions ................       260        688        155         96      1,199
Mortgage-backed securities ......................        --         --         --         --         --
Corporations ....................................       350      3,131      1,445         --      4,926
Certificates of deposit with
 financial institutions .........................        --         --         --         --         --
                                                    ---------------------------------------------------
     Total ......................................   $ 2,515    $12,544    $ 6,301    $    96    $21,456
                                                    ===================================================

Weighted average yield ..........................     6.17%      5.75%      6.19%      4.96%      5.92%
                                                    ===================================================

Sources of Funds

General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company had $15.7 million in FHLB advances outstanding at June 30, 1999.

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

The interest rates paid by the Banks on deposits are set bi-weekly at the direction of management and the Board of Directors. The Banks determine the interest rate to offer the public on new and maturing accounts by reviewing the current Treasury rate for the term and the market interest rates offered by competitors. The Banks review, weekly, the interest rates being offered by the other principal financial institutions within its market area.

Savings accounts constituted $5.7 million, or 7.6% of the Company's deposit portfolio at June 30, 1999. Certificates of deposit constituted $50.0 million or 66.0% of the deposit portfolio of which $3.2 million or 4.3% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. MMDA accounts constituted $11.5 million or 15.1% of the Company's deposit portfolio at June 30, 1999. As of June 30, 1999, the Banks had no brokered deposits. At June 30, 1999, transactions deposits were $8.5 million or 11.3% of total deposits.

Savings Deposit Activities. The following table sets forth the savings activity at the Banks during the period indicated.

                                                                  Year Ended June 30,
                                                          ---------------------------------
                                                            1999        1998         1997
                                                          ---------------------------------
                                                              (Dollars in Thousands)

Opening balance .......................................   $ 66,595    $ 44,754     $ 44,176
Balance of deposits of Rubio at acquisition ...........         --      19,959           --
Net increase (decrease) before interest
  credited ............................................      6,647         (33)      (1,226)
Interest credited .....................................      2,447       1,915        1,804
                                                          ---------------------------------
Ending balance ........................................   $ 75,689    $ 66,595     $ 44,754
                                                          =================================

Net increase ..........................................   $  9,094    $ 21,841     $    578
                                                          =================================

Percent increase ......................................     13.66%       48.8%        1.31%
                                                          =================================

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Banks for the periods indicated.

                                                                         June 30,
                                                  -------------------------------------------------------
                                                       1999                1998                 1997
                                                  -------------------------------------------------------
                                                           Percent            Percent              Percent
                                                   Amount  of Total   Amount  of Total     Amount  of Total
                                                  --------------------------------------------------------
                                                                  (Dollars in Thousands)
Transactions and Savings Deposits
Demand and NOW Accounts (0.00%-3.35%) .........   $ 8,536   11.22%   $ 8,246    12.31%   $ 3,094     6.88%
Money Market Accounts (2.30% - 5.00%) .........    11,471   15.08     10,473    15.63      9,044    20.11
Passbook Savings Accounts (2.30% - 3.00%) .....     5,728    7.53      5,537     8.26      2,182     4.85
                                                  --------------------------------------------------------
Total Non-Certificates ........................    25,735   33.83     24,256    36.20     14,320    31.84
                                                  --------------------------------------------------------
Certificates
2.00% - 3.00% .................................       361    0.47        155     0.23         13      .03
3.01% - 4.00% .................................        --      --         --       --         --       --
4.01% - 5.00% .................................    11,423   15.01      2,550     3.81      2,205     4.90
5.01% - 6.00% .................................    31,959   42.01     32,583    48.63     23,247    51.69
6.01% - 7.00% .................................     6,211    8.17      7,050    10.52      4,969    11.05
7.01% - 8.00% .................................        --      --         --       --         --       --
8.01% - 9.00% .................................        --      --         --       --         --       --
9.01% and over ................................        --      --         --       --         --       --
                                                  --------------------------------------------------------
Total Certificates ............................    49,954   65.66     42,339    63.19     30,434    67.67
                                                  --------------------------------------------------------

Accrued Interest ..............................       388    0.51        409     0.61        221     0.49
                                                  --------------------------------------------------------
Total Deposits and Accrued Interest ...........   $76,077  100.00%   $67,004   100.00%   $44,975   100.00%
                                                  ========================================================

The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1999.

                                             0.00-      4.01-      5.01-      6.01-                Percent of
                                             4.00%      5.00%      6.00%      7.00%     Total        Total
                                            -----------------------------------------------------------------
                                                                 (Dollars in Thousands)
Certificate accounts maturing in quarter
  ending:
-------------------------------------------

September 30, 1999 ........................ $    49    $ 2,273    $ 5,820    $   319   $ 8,461         16.94%
December 31, 1999 .........................      65      2,437      4,151        318     6,971         13.95
March 31, 2000 ............................     211      2,337      4,834        100     7,482         14.98
June 30, 2000 .............................      36      2,405      1,956        125     4,522          9.05
September 30, 2000 ........................      --        786        890        210     1,886          3.78
December 31, 2000 .........................      --        563      1,151        355     2,069          4.14
March 31, 2001 ............................      --        218        793      2,218     3,229          6.46
June 30, 2001 .............................      --        123      2,992      2,365     5,480         10.97
September 30, 2001 ........................      --         26      5,174        168     5,368         10.75
December 31, 2001 .........................      --         93      2,202         33     2,328          4.66
March 31, 2002 ............................      --         26        275         --       301           .60
June 30, 2002 .............................      --        136        542         --       678          1.36
Thereafter ................................      --         --      1,179         --     1,170          2.36
                                            -----------------------------------------------------------------
Total ..................................... $   361    $11,423    $31,959    $ 6,211   $49,954        100.00%
                                            =================================================================

   Percent of Total .......................   0.72%     22.87%     63.98%     12.43%   100.00%
                                            ==================================================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 1999.

                                                                    MATURITY
                                               -------------------------------------------------
                                               3 Months  Over 3- 6  Over 6-12   Over 12
                                               or Less     Months     Months     Months    Total
                                               -------------------------------------------------
                                                                  (Dollars in Thousands)
Certificates of Deposit less than
  $100,000 ..................................   $7,941    $6,152     $10,717    $21,911   $46,721

Certificates of Deposit of $100,000
  or More ...................................      520       819       1,287        607     3,233
                                                -------------------------------------------------

Total Certificates of Deposit ...............   $8,461    $6,971     $12,004    $22,518   $49,954
                                                =================================================

Borrowings

Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. In addition, Washington Federal may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of Washington Federal's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Company, if the need arises, may also access the Federal Reserve discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 1999 Washington Federal had $15.7 million of borrowings.

The following table sets forth the maximum month-end balance and average balance of FHLB advances at and for the dates indicated.

                                           At and For the Year Ended June 30,
                                         ---------------------------------------
                                          1999            1998            1997
                                         ---------------------------------------
                                                 (Dollars in Thousands)

Maximum Balance ................         $16,628         $15,724         $ 9,311

Average Balance ................         $15,537         $11,519         $ 6,504

The following table sets forth certain information as to Washington Federal's FHLB advances at the dates indicated.

                                                               June 30,
                                                      --------------------------
                                                       1999     1998     1997
                                                      --------------------------
                                                        (Dollars in Thousands)

FHLB Advances .....................................   $15,706  $15,724  $ 8,652

Weighted average interest rate during the period of
  FHLB advances ...................................     5.68%    5.55%    5.19%

Weighted average interest rate at end of period of
FHLB advances .....................................     5.66%    5.54%    5.50%

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

Wellman Federal Savings, a division of Washington Federal, is one of two financial institutions serving its immediate market area of Wellman, Iowa. The competition for deposits comes from a branch owned by a multi-bank holding company as well as financial institutions in outlying communities. The closest community is approximately seven miles away and has two banks owned by multi-bank holding companies. Loan competition varies depending upon market conditions.

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

Subsidiary Activity

Washington Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 1999, Washington Federal was authorized to invest up to approximately $1.6 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

Washington Federal has one wholly owned subsidiary. The subsidiary conducts business under the name of Washington Financial Services, Inc. ("Washington Financial"). Washington Federal's investment in its subsidiary totaled $120,000 at June 30, 1999. The subsidiary's source of income is brokerage fees, and it had net income of $23,000, $24,000 and $22,000 for the years ended June 30, 1999, 1998 and 1997, respectively. The primary activity of the subsidiary is the brokering of credit life and disability insurance products. In addition, Washington Federal has an arrangement with Eagle One Investment Group ("Eagle One") to provide support for Washington Financial's investment services office. Washington Financial intends to begin offering non-insured investment products to meet the needs of current customers and the community. Eagle One is a locally-owned investment firm with offices in banks throughout the Midwest. Eagle One offers investment options to include stocks, bonds, mutual funds, tax-advantaged investments and insurance. Washington Financial is the only Eagle One retail office in Washington Federal's market area.

Regulation

General. Washington Federal is a federally chartered savings bank, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the U.S. government. Accordingly, Washington Federal is subject to broad federal regulation and oversight extending to all its operations by the Office of Thrift Supervision (the "OTS"). Washington Federal is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Federal Reserve Board (the "FRB"). Washington Federal is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund ("BIF") are the two deposit insurance funds administered by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Washington Federal.

Rubio is an Iowa chartered savings bank and, as such, is subject to extensive regulation, supervision and examination by the Iowa Superintendent of Banking (the "ISB") and the FDIC, which are its state and primary federal regulators, respectively. As with Washington Federal, such regulation and supervision governs the activities in which Rubio can engage in and the manner in which such activities are conducted and is intended primarily for the protection of the insurance fund and depositors.

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

Regulation of Savings Associations and Savings Banks. The OTS has extensive authority over the operations of savings associations. As part of this authority, Washington Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. The last regular OTS examination of Washington Federal was as of June 30, 1998. Under agency scheduling guidelines, it is likely that another examination will be initiated within 18 months. When these examinations are conducted by the OTS and the FDIC, the examiners may require Washington Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1999 was $25,000. Rubio is subject to similar regulation and oversight by the ISB and the FRB and was last examined as of January 22, 1998.

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

In addition, the investment, lending and branching authority of Washington Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Rubio is subject to similar restrictions under state law and federal law. Federal savings associations are also generally authorized to branch nationwide regardless of state law whereas Iowa chartered banks, such as Rubio, are subject to certain state law restrictions. At June 30, 1999 Washington Federal and Rubio were in compliance with the noted restrictions.

Washington Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Rubio's general permissible lending limit for loans-to-one borrower is an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital). At June 30, 1999, Washington Federal's and Rubio's lending limit under these restrictions were $990,000 and $588,000, respectively. Washington Federal and Rubio are in compliance with the loans-to-one-borrower limitation.

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

Insurance of Accounts and Regulation by the FDIC. Washington Federal is a member of the SAIF and Rubio is a member of BIF, each of which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the U.S. government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that an institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as "well-capitalized" (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than "adequately capitalized" (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions will be made by the FDIC for each semi-annual assessment period.

The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF or the BIF will be less than the designated reserve ratio of 1.25% of SAIF or the BIF insured deposits, respectively. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the U.S. Treasury or for any other reason deemed necessary by the FDIC.

On September 30, 1996, federal legislation was enacted that required the SAIF to be recapitalize with a one-time assessment on virtually all SAIF-insured institutions, such as Washington Federal, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. The SAIF Payment, which was paid to the FDIC in November 1996, was approximately $294,000. This amount was accrued by Washington Federal at September 30, 1996 by a charge to earnings.

As a result of the SAIF recapitalization, the FDIC amended its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective January 1, 1997, the SAIF insurance premium range was 0 to 27 basis points per $100 of domestic deposits. Washington Federal qualifies for the minimum SAIF assessment.

In addition, SAIF-insured institutions are required to pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6.48 basis points for each $100 in domestic deposits, while BIF-insured institutions pay an assessment equal to approximately 1.52 basis points for each $100 in domestic deposits. The assessment is expected to be reduced to approximately 2.43 no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2015.

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

The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 1999, Washington Federal did not have any intangible assets and an excludable valuation allowable, net of tax of $216,000.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 1999, Washington Federal had one excludable subsidiary.

At June 30, 1999, Washington Federal had tangible capital of $6.7 million, or 8.53% of adjusted total assets, which is approximately $5.5 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The OTS capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition allows it to maintain a 3% ratio. At June 30, 1999, Washington Federal had no intangibles which were subject to these tests.

At June 30, 1999, Washington Federal had core capital equal to $6.7 million, or 8.53% of adjusted total assets, which is $3.6 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a saving association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1999, Washington Federal had no capital instruments that qualify as supplementary capital and $355,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. Washington Federal had $21,000 of such exclusions from capital and assets at June 30, 1999.

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

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

On June 30, 1999, Washington Federal had total capital of $7.1 million and risk-weighted assets of $54.7 million or total capital of 12.92% of risk-weighted assets. This amount was $2.7 million above the 8% requirement in effect on that date.

Rubio is subject to capital requirements similar to those required of Washington Federal. At June 30, 1999, Rubio had Tier 1 or leverage capital of $2.6 million, or 11.09% of average total assets, which is approximately $1.9 million above the minimum requirement of 3% of average total assets in effect on that date.

At June 30, 1999, Rubio had Tier 1 risk-based capital of $2.6 million, or 20.72% of total risk-based assets, which is approximately $2.1 million above the minimum requirement of 4% of total risk-based assets in effect on that date.

At June 30, 1999, Rubio had risk-based capital of $2.7 million, or 21.65% of total risk-based assets, which is approximately $1.7 million above the minimum requirement of 8% of total risk-based assets in effect on that date.

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

Generally, savings associations, such as Washington Federal, that before and after the proposed distribution remain well-capitalized, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. Washington Federal may pay dividends in accordance with this general authority.

Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "-- Regulatory Capital Requirements."

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

Liquidity. All savings associations, including Washington Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Washington Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Rubio has no liquidity requirement. At June 30, 1999, Washington Federal had a liquidity ratio of 18.8%.

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

Qualified  Thrift Lender Test. All savings  associations,  including  Washington
Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1999, Washington Federal met the test and has always met the test since its effectiveness.

Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Holding Company Regulation." Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS and the FDIC, in connection with the examination of Washington Federal and Rubio, respectively, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by Washington Federal. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS and the FDIC.

The federal banking agencies, including the OTS and the FDIC, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, Washington Federal and Rubio may be required to devote additional funds for investment and lending in its local community. Washington Federal was examined for CRA compliance in July 1998 and received a rating of satisfactory. Rubio was examined for CRA compliance in August 1999 and received a rating of satisfactory.

Transactions with Affiliates. Generally, transactions between an FDIC-insured institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Washington Federal and Rubio include the Company and any company which is under common control with Washington Federal and Rubio. Directors, officers or controlling persons are also subject to regulations that restrict loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals, except if the loans are made pursuant to an employee benefit plan. At June 30, 1999, Washington Federal and Rubio were in compliance with the above restrictions.

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

Bank holding companies are required to give the FRB prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of their consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, FRB order, or any condition imposed by, or written agreement with, the FRB. This notification requirement does not apply to any company that meets the "well-capitalized" standard for commercial banks, has a safety and soundness examination rating of at least a "2" and is not subject to any unresolved supervisory issues.

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1999, Washington was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

As a member, Washington Federal is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1999, Washington Federal had an aggregate of $860,000 in FHLB stock, which was in compliance with this requirement. In past years, Washington Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 7.09% and were 6.44% for fiscal year 1999.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Washington Federal's FHLB stock may result in a corresponding reduction to its capital.

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

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1999 Washington Federal's Excess for tax purposes totaled approximately $314,000.

The Company files consolidated federal income tax returns with the Banks on a calendar year basis using the accrual method of accounting. Savings associations, such as Washington Federal, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member. The Company has not been audited by the IRS for the last five years. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Company.

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

Chris Davies, age 44, became Vice President and Cashier of Rubio Savings Bank of Brighton in 1983. Prior to joining Rubio, he was Vice President of Seymour State Bank, Seymour, Iowa.

Dean Edwards, age 64, has been an employee of Rubio since 1953. He was appointed President and Chief Executive Officer of Rubio in 1966. Mr. Edwards serves as a director of the Company.

Quintin T. Harmon, age 36, became Vice President, Managing Officer of the Wellman Federal Savings Branch in December 1998. Prior to that time he was Vice President and Branch Manager of the corporate office for Prospect Federal Savings Bank, Worth, Illinois.

Jeff Johnson, age 40, became Vice President of Washington Federal primarily responsible for the Bank's lending department in June 1995. Prior to that time, he was branch manager with Midland Savings Bank, Des Moines, Iowa.

Leisha A. Linge, age 35, became Executive Vice President of Washington Federal Savings Bank in 1999 and has acted as the financial and accounting officer since 1995. From 1992 to 1995 she was a loan officer for Washington Federal.

Employees

As of June 30, 1999, the Company had 27 full time and 12 part-time and seasonal employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is satisfactory.

Item 2.  Description of Property

The Company conducts its business at its main offices. The Company's total investment in offices, office property and equipment is $1.6 million with a net book value of $875,000 at June 30, 1999. The following table sets forth information regarding the Company's properties:

                                                                        Net Book Value
                                                                       of Real Property
                                                  Leased/          or Leasehold Improvements           Year
                                                   Owned               at June 30, 1999               Opened
    --------------------------------------------------------------------------------------------------------
    Washington Federal Locations:
    Main Office                                    Owned                   $200,000                    1976
    102 East Main Street
    Washington, Iowa

    Drive-thru                                     Owned                   $215,000                    1994
    220 East Washington Street
    Washington, Iowa

    Wellman Branch Office                          Owned                   $ 73,000                    1999
    801 6th Street
    Wellman, Iowa

    Rubio Location:

    Main Office                                    Owned                   $210,000                    1984
    122 East Washington
    Ruibo, Iowa

Item 3.  Legal Proceedings

The Company, from time to time, is a party to ordinary routine litigation, which arises in the normal course of business, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans, and other issues incident to the business of the Banks. The resolution of these proceedings should not have a material adverse effect on the Company. Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1999.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Pages 54 and 55 of the attached 1999 Annual Report to Stockholder is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

Pages 6 to 19 of the attached 1999 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

Pages 20 to 51 of the Company's 1999 Annual Report to Stockholders are herein incorporated by reference.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 1999, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                                                                        Reference to
                                                                       Prior Filing or
Regulation S-B                                                          Exhibit Number
Exhibit Number                           Document                      Attached Hereto
--------------------------------------------------------------------------------------

     2           Plan of Acquisition, Reorganization, Arrangement,          None
                 Liquidation or Succession
     3           (i)  Articles of Incorporation and                          *
                      amendments thereto
                 (ii) Bylaws                                                *
     4           Instruments defining the rights of holders                 None
     9           Voting Trust Agreement                                     None
     10          Material Contracts
                   Employment Agreement with Stan Carlson                   *
                   Employee Stock Ownership Plan                            *
                   Stock Option Plan                                        *
                   Recognition and Retention Plan                           *
     11         Statement:  re computation of per share earnings            11
     13         Annual Report to Security Holders                           13
     16         Letter:  re change in certifying accountant                None
     18         Letter:  re change in accounting principles                None
     21         Subsidiaries of Registrant                                  21
     22         Published report regarding matter submitted                None
                to vote
     23         Consent of  Accountants                                    None
     24         Power of Attorney                                      Not Required
     27         Financial Data Schedule                                     27
     99         Additional Exhibits                                        None
---------------------

* Filed on January 3, 1996, as exhibits to the Company's Form S-1 registration statement (File number 33-98778). All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-B.

(b) Reports on Form 8-K:

No current reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASHINGTON BANCORP


Date: September 27, 1999                  By: /s/ Stan Carlson
      ------------------------            --------------------------------------
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


/s/ Stan Carlson                           /s/ Rick R. Hofer
----------------------------------------   -------------------------------------
Stan Carlson, President, Chief Executive   Rick R. Hofer, Director
Officer and Director

Date: September 27, 1999                   Date: September 27, 1999
     -----------------------------------         -------------------------------


/s/ Myron L. Graber                        /s/ Richard L. Weeks
----------------------------------------   -------------------------------------
Myron L. Graber, Director                  Richard L. Weeks, Director

Date: September 27, 1999                   Date:  September 27, 1999
     -----------------------------------         -------------------------------


/s/ Mary Levy                              /s/ James D. Gorham
----------------------------------------   -------------------------------------
Mary Levy, Director                        James D. Gorham, Director

Date: September 27, 1999                   Date:  September 27, 1999
     -----------------------------------         -------------------------------


/s/ J. Richard Wiley                       /s/ Leisha A. Linge
----------------------------------------   -------------------------------------
J. Richard Wiley, Director                 Leisha A. Linge, Executive Vice
                                           President and Treasurer (Principal
                                           Financial and Accounting Officer)

Date: September 27, 1999                   Date: September 27, 1999
     -----------------------------------        --------------------------------


/s/ Dean Edwards
----------------------------------------
Dean Edwards, Chairman of the Board


Date:  September 27, 1999
      ----------------------------------