Form 10QSB
period 1999-06-30
WASHINGTON BANCORP
filed 1999-11-15
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value 597,198 shares outstanding as of November 12, 1999

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX



Part I.  Financial Information
           Item 1.  Consolidated Financial Statements
                    Consolidated Balance Sheets at September 30,
                      1999 (unaudited) and June 30, 1999
                    Unaudited Consolidated Statements of Income for the
                      three months ended September 30, 1999 and 1998
                    Unaudited Consolidated Statements of Comprehensive
                      Income for the three months ended September 30,
                      1999 and 1998
                    Unaudited Consolidated Statements of Cash Flows for the
                      three months ended September 30, 1999 and 1998
                    Notes to Consolidated Financial Statements

           Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Part II.   Other Information

           Signatures

           Exhibits

Item 1.  Financial Information
WASHINGTON BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                          September 30,     June 30,
                                                                              1999            1999
                                                                          ----------------------------
ASSETS                                                                    (unaudited)
Cash and cash equivalents
      Interest-bearing ................................................   $  3,276,515    $    901,346
      Noninterest-bearing .............................................      1,762,720       1,656,084
Investment securities:
      Held to maturity ................................................        819,992         760,520
      Available for sale ..............................................     20,635,926      20,695,366
Fed funds, sold .......................................................        765,000       1,340,000
Loans receivable, net of allowance for loan losses
      of $495,249 in 1999 and $472,187 in 1998 ........................      76,261,535     72,779,177
Accrued interest receivable ...........................................       1,311,032      1,190,600
Federal Home Loan Bank stock ..........................................       1,000,700        860,000
Foreclosed real estate ................................................         301,477        235,914
Premises and equipment, net ...........................................         864,544        874,551
Goodwill, net .........................................................       1,256,885      1,280,526
Other assets ..........................................................         541,284        409,996
                                                                           ---------------------------
      Total assets ....................................................    $108,797,610   $102,984,080
                                                                           ===========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
      Noninterest-bearing .............................................    $  4,155,990   $  2,596,143
      Interest-bearing ................................................      73,548,889     73,093,323
                                                                           ---------------------------
      Total deposits ..................................................      77,704,879     75,689,466
Borrowed funds ........................................................      19,541,986     15,706,290
Advances from borrowers for taxes and insurance .......................          99,323        223,033
Accrued expenses and other liabilities ................................         499,248        464,638
                                                                           ---------------------------
      Total liabilities ...............................................      97,845,436     92,083,427
                                                                           ---------------------------
Redeemable common stock held by ESOP ..................................         179,823        189,972
                                                                           ---------------------------
Stockholders' Equity
Common Stock
      Common Stock ....................................................           6,511          6,511
      Additional Paid-in Capital ......................................       6,155,417      6,150,310
Retained Earnings .....................................................       6,540,431      6,384,863
Unrealized loss on securities .........................................        (331,291)      (235,778)
Treasury shares .......................................................        (987,310)      (946,435)
Deferred Compensation .................................................         (63,134)       (79,098)
Maximum cash obligation ESOP ..........................................        (179,823)      (189,972)
Unearned ESOP shares ..................................................        (368,450)      (379,720)
                                                                           ---------------------------
      Total stockholders' equity ......................................      10,772,351     10,710,681
                                                                           ---------------------------
      Total liabilities and stockholders' equity ......................    $108,797,610   $102,984,080
                                                                           ===========================

See Notes to Consolidated Financial Statements

WASHINGTON BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 1999 and 1998

                                                                                 1999           1998
                                                                              -------------------------
Interest income:
     Loans receivable:
         First mortgage loans .............................................   $1,024,093     $ 1,017,251
         Consumer and other loans .........................................      562,173         479,159
     Investment securities:
         Taxable ..........................................................      336,219         308,490
         Non-taxable ......................................................       15,189          19,644
                                                                              --------------------------
                  Total interest income ...................................    1,937,674       1,824,544
                                                                              --------------------------
Interest expense:
     Deposits .............................................................      844,717         801,132
     Borrowed funds .......................................................      241,398         228,776
                                                                              --------------------------
                  Total interest expense ..................................    1,086,115       1,029,908
                                                                              --------------------------
                  Net interest income .....................................      851,559         794,636
Provision for loan losses .................................................       21,500          22,000
                                                                              --------------------------
                  Net interest income after
                    provision for loan losses .............................      830,059         772,636
                                                                              --------------------------
Noninterest income:
     Loan origination and commitment fees .................................        1,850             600
     Service charges and fees .............................................       87,978          85,522
     Insurance commisions .................................................       10,988           7,479
     Other ................................................................        1,954             985
                                                                              --------------------------
                  Total noninterest income ................................      102,770          94,586
                                                                              --------------------------
Noninterest expense:
     Compensation and benefits ............................................      330,225         290,491
     Occupancy and equipment ..............................................       60,255          53,464
     SAIF/BIF deposit insurance premium ...................................       14,183          14,196
     Data processing ......................................................       28,066          23,136
     Goodwill amortization ................................................       23,640          23,640
     Other ................................................................      120,535         127,071
                                                                              --------------------------
                  Total noninterest expense ...............................      576,904         531,998
                                                                              --------------------------
                  Income before income taxes ..............................      355,925         335,224
Income tax expense ........................................................      133,160         140,061
                                                                              --------------------------
                  Net income ..............................................   $  222,765      $  195,163
                                                                              ==========================

Earnings per common share:
     Basic ................................................................   $     0.40      $     0.34
                                                                              ==========================

     Diluted ..............................................................   $     0.39      $     0.33
                                                                              ==========================

Tangible earnings per common share: .......................................   $     0.43      $     0.37
                                                                              ==========================

Dividends per common share: ...............................................   $       --      $     0.12
                                                                              ==========================
Weighted average common shares for:
     Basic earnings per share .............................................      561,812         574,072
                                                                              ==========================

     Diluted earnings per share ...........................................      571,813         590,800
                                                                              ==========================

See Notes to Consolidated Financial Statements.

WASHINGTON BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three Months Ended September 30, 1999 and 1998


                                                                                         1999       1998
                                                                                       -------------------
Net income .........................................................................   $222,765   $195,163
Other comprehensive income, net of income taxes:
     Unrealized holding gains (losses) arising during the
           three months ended September 30, 1999 and 1998,
           net of income taxes 1999 $57,206; 1998 $43,482 ..........................    (95,513)    72,471
                                                                                       -------------------
Comprehensive income ...............................................................   $127,252   $267,634
                                                                                       ===================

WASHINGTON BANCORP AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended September 30, 1999 and 1998

                                                                                   1999            1998
                                                                               ----------------------------
Cash Flows from Operating Activities
       Net Income ..........................................................   $    222,765    $    195,163
       Adjustments to reconcile net income to
            net cash provided by operating activities:
            Amortization of premiums and discounts
              on debt securities ..........................................           7,249           1,964
            Amortization of goodwill .......................................         23,641          23,640
            Provision for loan losses ......................................         21,500          22,000
            Depreciaton ....................................................         21,857          13,878
            Compensation under stock awards ................................         15,964          19,469
            ESOP contribution expense ......................................         16,377          18,945
            (Increase) in accrued interest receivable ......................       (120,432)       (120,432)
            Decrease in other assets .......................................         10,869           6,446
            (Decrease) in accrued expenses
              and other liabilities ........................................        (50,342)        (41,246)
                                                                               ----------------------------
                          Net cash provided by operating activities ........        169,448          19,529
                                                                               ----------------------------
Cash Flows from Investing Activities
       Held to maturity securities:
            Purchases ......................................................        (60,000)            - -
       Available for sale securities:
            Maturities and calls ...........................................        850,000       6,320,359
            Purchases ......................................................       (950,000)     (9,600,000)
       Federal funds sold, net .............................................        575,000        (874,763)
       Purchase of Federal Home Loan Bank stock ............................       (140,700)        (47,600)
       Loans made to customers, net ........................................     (3,569,421)     (3,139,117)
       Purchase of premises and equipment ..................................        (11,850)        (28,700)
                          Net cash (used in) investing activities ..........     (3,306,971)     (7,369,821)
                                                                               ----------------------------
Cash Flows from Financing Activities
       Net increase in deposits ............................................      2,015,413       6,670,497
       Proceeds from Federal Home Loan Bank advances .......................     26,500,000       6,510,900
       Principal payments on Federal Home Loan Bank advances ...............    (22,664,304)     (5,901,136)
       Net increase (decrease) in advances from borrowers
            for taxes and insurance ........................................       (123,710)       (105,558)
       Acquisition of common stock .........................................        (40,875)       (684,125)
       Dividends paid ......................................................        (67,197)        (77,184)
                          Net cash provided by financing activities ........      5,619,327       6,413,394
                                                                               ----------------------------
                          Net increase(decrease) in cash and cash
                               equivalents .................................      2,481,804        (936,898)

Cash and cash equivalents:
                          Beginning ........................................      2,557,430       3,306,374
                                                                               ----------------------------
                          Ending ...........................................   $  5,039,234    $  2,369,476
                                                                               ============================

Supplemental Disclosures of Cash Flow Information
       Cash payments for:
            Interest paid to depositors ....................................   $    461,291    $    389,951
            Interest paid on other obligations .............................        241,398         228,776
            Income taxes, net of refunds ...................................        143,400         169,100

Supplemental Schedule of Noncash Investing
       and Financing Activities
       Transfers from loans to foreclosed
            real estate ....................................................   $     65,563    $    100,079
       Contract sales of foreclosed real estate ............................            - -             - -

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Notes to Consolidated Financial Statements

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp("Washington" or the "Company"), Washington Federal Savings Bank ("Washington Federal" or "WFSB"), WFSB's wholly-owned subsidiary, Washington Financial Services, Inc., which is a discount brokerage firm, and Rubio Savings Bank of Brighton, Iowa ("Rubio" or "RSB"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended September 30, 1999, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1999 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Earnings per common share. Basic per share amounts are computed by dividing net income by the weighted-average number of common shares outstanding. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock instruments unless the effect is to reduce a loss or increase the income per common share from continuing operations. In accordance with Statement of Position 93-6, shares owned by the Company's Employee Stock Ownership Plan (the "ESOP") that have not been committed to be released are not considered outstanding for the purpose of computing earnings per share.

In addition to the earnings per share ("EPS") information typically disclosed, the Company provided "tangible" EPS as an alternative measure for evaluating the Company's ability to grow its tangible capital. The Company's tangible EPS is calculated by dividing the total of goodwill expense plus net income by the weighted average number of diluted common shares outstanding.

Unearned ESOP shares and expense. The receivable from the Company's ESOP has been treated as a reduction of equity. This amount is reduced as the ESOP shares are allocated. Compensation expense for the ESOP is based upon the fair value of shares allocated to participants.

Stock awards. Expense for common stock to be issued under the Company's recognition and retention plan is based upon the fair value of the shares at the date of grant, allocated over the period of vesting. The Company adopted the recognition and retention plan in October 1996 whereby 26,300 shares of common stock have been reserved for issuance to certain executive officers and directors. During the year ended June 30, 1999, 1998 and 1997, awards were granted for 2,192 shares, 2,127 shares and 19,914 shares respectively, with a fair value of $16.63, $18.94 and $11.25 per share at the date of the grant, respectively.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 1999 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of September 30, 1999 Washington Federal exceeded all current regulatory capital requirement standards.

                                                         At September 30, 1999
                                                         -----------------------
                                                         Amount         Percent
                                                         -----------------------
                                                         (Dollars in thousands)
                                                               (unaudited)
Tangible Capital:
         Capital Level .......................           $6,927           8.14%
         Requirement .........................            1,276           1.50%
                                                         ------           -----
         Excess ..............................           $5,651           6.64%
                                                         ------           -----
Core Capital:
         Capital Level .......................           $6,927           8.14%
         Requirement .........................            3,404           4.00%
                                                         ------           -----
         Excess ..............................           $3,523           4.14%
                                                         ------           -----
Risk-Based Capital:
         Capital Level .......................           $7,281          12.39%
         Requirement .........................            4,701           8.00%
                                                         ------           -----
         Excess ..............................           $2,580           4.39%
                                                         ------           -----

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of September 30, 1999 Rubio substantially exceeded all current regulatory capital requirement standards.

                                                          At September 30, 1999
                                                          ----------------------
                                                          Amount         Percent
                                                          ----------------------
                                                          (Dollars in thousands)
                                                                 (unaudited)
Tier 1 or Leverage Capital:
         Capital Level .........................          $2,670         11.46%
         Requirement ...........................             699          3.00%
                                                          ------         ------
         Excess ................................          $1,971          8.46%
                                                          ------         ------
Tier 1 Risk-based Capital:
         Capital Level .........................          $2,670         20.48%
         Requirement ...........................             522          4.00%
                                                          ------         ------
         Excess ................................          $2,148         16.48%
                                                          ------         ------
Risk-Based Capital:
         Capital Level .........................          $2,828         21.69%
         Requirement ...........................           1,043          8.00%
                                                          ------         ------
         Excess ................................          $1,785         13.69%
                                                          ------         ------

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

Forward-Looking Statements

When used in this Form 10-QSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

The Company does not undertake, and specifically disclaims any obligations, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Impact of the Year 2000

In preparation for the century date change, the Banks have completed upgrades and replacements of all computer systems and software that did not meet Year 2000 standards. Testing of the new products has been completed and the Banks are satisfied that the products meet Year 2000 compliance. Four separate special examinations for Year 2000 issues have been conducted by regulators since July 1, 1998 and the Banks have utilized the guidance of the OTS and the Federal Deposit Insurance Corporation (the "FDIC") in applying their Year 2000 plans. Communication with vendors and service providers is an on-going process to assure uninterrupted services. The Banks have worked with local officials in developing community-wide contingency plans for vital community-wide services and have communicated with customers with regard to their Year 2000 preparations and concerns. The Banks are committed to achieving the goal of Year 2000 readiness.

A cash management plan has been formulated to meet anticipated additional cash needs of our customers. Capital expenditures for Year 2000 readiness to date have been approximately $91,000, with an expected total of $120,000. These expenses are not expected to have a significant impact on financial position or results of operations.

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

In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to the Company. On June 24, 1997, Washington entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Iowa ("Rubio"). Rubio is held as a separate subsidiary of Washington. In January 1998, Washington became a bank holding company upon the completion of its acquisition of Rubio. In December 1998, Wellman Federal Savings, a full-service branch of Washington Federal was opened in Wellman, Iowa. In July 1999, Washington Federal formed a collaborative relationship with Eagle One Financial Services, LLC, to provide financial planning services and the sale of annuities, mutual funds, stocks and bonds. The principal assets of the Company are Washington Federal and Rubio (collectively, the "Banks"). The Company presently has no separate operations and its business consists primarily of the business of the Banks. All references to the Company, unless otherwise indicated at or before March 11, 1996 refer to Washington Federal.

Washington Federal attracts deposits from the general public in its local market area and uses such deposits primarily to invest in owner occupied one-to-four family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington Federal also invests in federal agency bonds, corporate bonds, agricultural loans, commercial loans, consumer loans, and automobile loans.

Washington Federal filed an application with the Office of Thrift Supervision (the "OTS") on August 19, 1998 to branch to Richland, Iowa, a small rural community of 500, which currently has only a branch of a large regional bank. The application is being evaluated by the OTS with plans to extend the period to branch through October of 2000.

Rubio attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in, federal agency bonds, corporate bonds, agricultural operating loans, commercial loans, one-to-four family residential real estate loans, and farm real estate loans. Rubio also makes commercial real estate loans, automobile loans and other consumer loans.

The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets increased $5.8 million from $103.0 million at June 30, 1999 to $108.8 million at September 30, 1999. The increase was primarily due to a $3.5 million increase in loans receivable, a $2.5 million increase in cash and cash equivalents, a $141,000 increase in Federal Home Loan Bank stock, a $131,000 increase in other assets, and a $120,000 increase in accrued interest receivable partially offset by a $575,000 decrease in federal funds, sold. The increase was primarily funded by a $3.8 million increase in borrowed funds and a $2.0 million increase in deposits.

Loans receivable. Loans receivable, net, increased $3.5 million from $72.8 million at June 30, 1999 to $76.3 million at September 30, 1999. This increase is primarily due to increased loan demand in the Company's market area. The Company's non-performing assets were $332,000 or 0.31% of total assets at September 30, 1999 as compared to $326,000 or 0.32% of total assets at June 30, 1999. Management remains committed to maintaining the non-performing assets to total assets ratio within industry standards.

Investment securities. Investment securities available-for-sale decreased $59,000 from $20.7 million at June 30, 1999 to $20.6 million at September 30, 1999. Securities classified as held to maturity increased $59,000 from $761,000 at June 30, 1999 to $820,000 at September 30, 1999. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was less on September 30, 1999 than their carrying value due to a fluctuation in market rates of interest since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized loss.

Accrued interest receivable. Accrued interest receivable increased $120,000 from $1.2 million at June 30, 1999 to $1.3 million at September 30, 1999. The increase is primarily due to the increase in loans receivable, net, and the level of accrued interest on available-for-sale securities with semi-annual interest payments.

Deposits. Deposits increased $2.0 million from $75.7 million at June 30, 1999 to $77.7 million at September 30, 1999. This increase is primarily due to the seasonal deposits of local government and the competitive pricing of certificate of deposit products. Transaction and savings deposits increased as a percentage of total deposits from $25.7 million or 34.0% at June 30, 1999 to $27.6 million or 35.5% at September 30, 1999. Certificates of deposit decreased as a percentage of total deposits from $50.0 million or 66.0% at June 30, 1999 to $50.1 million or 64.5% at September 30, 1999.

FHLB Borrowings. The total principal balance in advances from the Federal Home Loan Bank of Des Moines (FHLB) increased $3.8 million from $15.7 million at June 30, 1999 to $19.5 million at September 30, 1999. The increase is primarily due to the increased need to borrow to fund loan activity and investment activity. Washington has utilized the FHLB advances for this loan growth in efforts to control cost of funds and interest rate risk. The portfolio of borrowings contains both long and short term borrowings.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $124,000 from $223,000 at June 30, 1999 to $99,000 at September 30, 1999 primarily due to the payment of semi-annual real estate taxes which were due September 30, 1999.

Total stockholders' equity. Total stockholders' equity increased $61,000 from $10.7 million at June 30, 1999 to $10.8 million at September 30, 1999. The increase is primarily due to net income of $223,000, the allocation of shares in the ESOP of $16,000, the amortization of deferred compensation under the Recognition and Retention Plan of $16,000, and the change in redeemable common stock held by the ESOP of $10,000, partially offset by the net unrealized loss in available-for-sale securities of $96,000, dividends paid of $67,000, and the purchase of 3,000 shares of the Company's common stock at a total cost of $41,000.

Results of Operations - Three Months Ended September 30, 1999 As Compared To The Three Months Ended September 30, 1998

Performance summary. Net earnings increased $28,000 to $223,000 for the three months ended September 30, 1999 from $195,000 for the three months ended September 30, 1998. The increase is primarily due to an increase in interest income of $113,000, an increase in noninterest income of $8,000, and a decrease in income tax expense of $7,000, which was partially offset by an increase in interest expense of $56,000, and an increase in noninterest expense of $45,000. For the three months ended September 30, 1999, the annualized return on average assets was 0.86% as compared to 0.83% for the three months ended September 30, 1998. The annualized return on average equity was 8.34% for the three months ended September 30, 1999, as compared to 7.26% for the three months ended September 30, 1998.

Net interest income. Net interest income increased $57,000 to $852,000 for the three months ended September 30, 1999 from $795,000 for the three months ended September 30, 1998. The increase is primarily due to the increase of $113,000 in interest income to $1.9 million for the three months ended September 30, 1999 from $1.8 million for the three months ended September 30, 1998, which was partially offset by an increase in interest expense of $56,000 to $1.1 million for the three months ended September 30, 1999 from $1.0 million for the three months ended September 30, 1998.

For the three months ended September 30, 1999, the average yield on interest earning assets was 7.88% compared to 8.13% for the three months ended September 30, 1998 due to declining loan and bond rates. The average cost of interest-bearing liabilities was 4.88% for the three months ended September 30, 1999 compared to 5.14% for the three months ended September 30, 1998. The average balance of interest earning assets increased $8.5 million to $98.3 million for the three months ended September 30, 1999 from $89.8 million for the three months ended September 30, 1998. During this same period, the average balance of interest-bearing liabilities increased $9.0 million to $89.0 million for the three months ended September 30, 1999 from $80.0 million for the three months ended September 30, 1998.

Due to the decrease in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 3.00% for the three months ended September 30, 1999 compared to 2.98% for the three months ended September 30, 1998. Due to the increase in interest-bearing liabilities as a percentage of interest-earning assets, the average net interest margin was 3.46% for the three months ended September 30, 1999 compared to 3.54% for the three months ended September 30, 1998.

Provision for loan loss. Provision for loan loss decreased slightly for the three months ended September 30, 1999 compared to the three months ended
September  30,  1998.   Washington's  loan  portfolio   consists   primarily  of
residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $495,000 or 0.65% of loans receivable, net at September 30, 1999 compared to $415,000 or 0.60% of loans receivable, net at September 30, 1998. The allowance for loan loss as a percentage of non-performing assets was 149.17% at September 30, 1999, as compared to 126.62% at September 30, 1998.

Noninterest income. Noninterest income increased $8,000 to $103,000 for the three months ended September 30, 1999 from $95,000 for the three months ended September 30, 1998. The increase is primarily due to an increase in insurance commissions of $4,000, an increase in bank service charges of $2,000, and an increase in loan origination and commitment fees of $1,000 and other noninterest income of $1,000.

Insurance commissions increased $4,000 to $11,000 for the three months ended September 30, 1999 from $7,000 for the three months ended September 30, 1998 primarily due to the fluctuations in the volume of sales of credit life and disability products. Bank service charges and fees increased $2,000 to $88,000 for the three months ended September 30, 1999 from $86,000 for the three months ended September 30, 1998 primarily due to continued efforts in restructuring fee schedules..

Noninterest expense. Noninterest expense increased $45,000 to $577,000 for the three months ended September 30, 1999 from $532,000 for the three months ended September 30, 1998. The increase is primarily due to a $40,000 increase in compensation and benefits, a $7,000 increase in occupancy and equipment expense and a $5,000 increase in data processing, which was partially offset by a $7,000 decrease in other noninterest expense. These increases were primarily due to the expansion of Washington Federal's service area through the opening of a branch in Wellman, Iowa in November 1998.

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

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, other governmental agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At September 30, 1999, Washington Federal's liquidity ratio was 12.89%.

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

The Banks anticipate that they will have sufficient funds available to meet current loan commitments. At September 30, 1999, Washington Federal had outstanding commitments to extend credit which amounted to $2.7 million and Rubio had outstanding commitments to extend credit which amounted to $833,000.

Part II - Other Information

Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  None

Item 5.  Other Information.

                  None

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                          11       Computation of Earnings Per Share

                          27       Financial Data Schedule

                  (b)     Reports on Form 8-K

                  No reports in Form 8-K have been filed during the quarter ended September 30, 1999

                                   Signatures



In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Washington Bancorp
                                            (Registrant)



Date     November 12, 1999                  /s/ Stan Carlson
         -----------------                  ------------------------------------
                                            Stan Carlson, President and Chief
                                            Executive Officer

Date     November 12, 1999                  /s/ Leisha A. Linge
         -----------------                  ------------------------------------
                                            Leisha A. Linge, Vice President and
                                              Controller