Form 10QSB
period 1999-12-31
WASHINGTON BANCORP
filed 2000-02-15
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES  EXCHANGE  ACT  OF 1934

       For the quarterly period ended December 31, 1999
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ___________________ to ___________________

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

Common Stock, $.01 par value 581,034 shares outstanding as of February 10, 2000

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information
Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets at December 31, 1999 (unaudited) and June 30, 1999

         Unaudited Consolidated Statements of Income for the three months ended December 31, 1999 and 1998 and for the six months ended December 31, 1999 and 1998

         Unaudited Consolidated Statements of Comprehensive Income for the three months ended December 31, 1999 and 1998 and for the six months ended December 31, 1999 and 1998

         Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 1999 and 1998

         Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II. Other Information

         Signatures

         Exhibits

Item 1.  Financial Information


WASHINGTON BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                           December 31,
                                                              1999            June 30,
                                                           (unaudited)         1999
                                                          ------------------------------
ASSETS
Cash and cash equivalents
  Interest-bearing ....................................   $     876,257    $     901,346
  Noninterest-bearing .................................       2,174,167        1,656,084
Investment securities:
  Held to maturity ....................................         919,457          760,520
  Available for sale ..................................      21,388,096       20,695,366
Fed funds, sold .......................................       1,715,000        1,340,000
Loans receivable, net of allowance for loan losses
  of $496,377 in  December 1999 and $472,187 in
  June 1999 ...........................................      77,590,218       72,779,177
Accrued interest receivable ...........................       1,318,202        1,190,600
Federal Home Loan Bank Stock ..........................       1,170,000          860,000
Foreclosed real estate ................................         214,435          235,914
Premises and equipment, net ...........................         851,485          874,551
Goodwill, net .........................................       1,233,245        1,280,526
Other assets ..........................................         664,511          409,996
                                                          ------------------------------
             Total assets .............................   $ 110,115,073    $ 102,984,080
                                                          ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
  Noninterest-bearing .................................   $   3,789,944    $   2,596,143
  Interest -bearing ...................................      71,196,496       73,093,323
                                                          ------------------------------
             Total deposits ...........................      74,986,440       75,689,466
Borrowed funds ........................................      23,176,720       15,706,290
Advances from borrowers for taxes and insurance .......         204,615          223,033
Accrued expenses and other liabilities ................         620,889          464,638
                                                          ------------------------------
             Total liabilities ........................      98,988,665       92,083,427
                                                          ------------------------------
Redeemable common stock held by ESOP ..................         230,129          189,972
                                                          ------------------------------
Stockholders' Equity
Common Stock
  Common Stock ........................................           6,511            6,511
  Additional Paid-in Capital ..........................       6,163,870        6,150,310
Retained Earnings .....................................       6,818,943        6,384,863
Unrealized loss on securities .........................        (451,278)        (235,778)
Treasury shares .......................................      (1,020,841)        (946,435)
Deferred Compensation .................................         (33,617)         (79,098)
Maximum cash obligation ESOP ..........................        (230,129)        (189,972)
Unearned ESOP shares ..................................        (357,180)        (379,720)
                                                          ------------------------------
             Total stockholder's equity ...............      10,896,278       10,710,681
                                                          ------------------------------
             Total liabilities and stockholder's equity   $ 110,115,073    $ 102,984,080
                                                          ==============================

See Notes to Consolidated Financial Statements.

WASHINGTON BANCORP AND SUBISIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                           Three Months Ended        Six Months Ended
                                               December 31,             December 31,
                                         -----------------------   -----------------------
                                            1999          1998        1999        1998
                                         -----------------------   -----------------------
Interest income:
  Loans receivable:
    First mortgage loans .............   $1,069,910   $  992,927   $2,093,701   $2,010,178
    Consumer and other loans .........      578,617      497,253    1,140,791      976,412
  Investment securities:
    Taxable ..........................      373,611      377,876      709,830      686,366
    Non-taxable ......................       15,880       21,803       31,068       41,447
                                         -------------------------------------------------
           Total interest income .....    2,038,018    1,889,859    3,975,390    3,714,403
                                         -------------------------------------------------

Interest expense:
  Deposits ...........................      839,824      905,353    1,684,540    1,706,485
  Borrowed funds .....................      302,407      226,578      543,805      455,354
                                         -------------------------------------------------
           Total interest expense ....    1,142,231    1,131,931    2,228,345    2,161,839
                                         -------------------------------------------------
           Net interest income .......      895,787      757,928    1,747,045    1,552,564
Provision for loan losses ............       18,000       34,000       39,500       56,000
                                         -------------------------------------------------
           Net interest income after
             provision for loan losses      877,787      723,928    1,707,545    1,496,564
                                         -------------------------------------------------
Noninterest income:
  Securities gains, net ..............            0       11,354            0       11,354
  Loan origination and commitment fees        2,166        2,763        4,016        3,363
  Service charges and fees ...........       96,939       59,502      184,918      145,024
  Insurance commissions ..............       22,457       14,293       37,089       21,772
  Other ..............................       19,970        9,239       18,580       10,224
                                         -------------------------------------------------
           Total noninterest income ..      141,532       97,151      244,603      191,737
                                         -------------------------------------------------
Noninterest expense:
  Compensation and benefits ..........      254,021      289,628      584,246      580,119
  Occupancy and equipment ............       51,905       60,089      112,160      113,553
  SAIF/BIF deposit insurance premium .       16,323       14,985       30,506       29,181
  Data processing ....................       20,228       19,680       48,294       42,816
  Goodwill ...........................       23,640       23,640       47,281       47,281
  Other ..............................      180,751      158,253      301,285      285,323
                                         -------------------------------------------------
           Total noninterest expense .      546,868      566,275    1,123,772    1,098,273
                                         -------------------------------------------------
           Income before income taxes.      472,451      254,804      828,376      590,028
Income tax expense ...................      193,940       82,379      327,100      222,440
                                         -------------------------------------------------
           Net income ................   $  278,511   $  172,425   $  501,276   $  367,588
                                         =================================================
Earnings per common share:
  Basic ..............................   $     0.50   $     0.31   $     0.89   $     0.65
                                         =================================================
  Diluted ............................   $     0.49   $     0.30   $     0.88   $     0.63
                                         =================================================
Tangible earnings per common share ...   $     0.53   $     0.34   $     0.96   $     0.71
                                         =================================================
Dividends per common share ...........   $     0.00   $     0.12   $     0.12   $     0.24
                                         =================================================

Weighted average common shares for:
  Basic earnings per share ...........      560,326      557,258      561,068      565,595
                                         =================================================
  Diluted earnings per share .........      568,062      573,081      570,493      582,112
                                         =================================================

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income



                                          Three Months Ended        Six Months Ended
                                              December 31,             December 31,
                                        ----------------------    ----------------------
                                          1999         1998         1999          1998
                                        ----------------------    ----------------------
Net income ..........................   $ 278,511    $ 172,425    $ 501,276    $ 367,588
Gross unrealized gains (losses) on
     securities available for sale ..    (192,180)     (75,181)    (344,899)      40,772
Less reclassification adjustments for
     gains included in net income ...           0      (10,922)           0      (10,922)
Income tax expense related to items
     of other comprehensive income ..      72,193       32,039      129,399      (11,443)
                                        ------------------------------------------------
Comprehensive income ................   $ 158,524    $ 118,361    $ 285,776    $ 385,995
                                        ================================================

See Notes to Consolidated Financial Statements.

WASHINGTON BANCORP AND SUBISIDIARIES

UNAUDITED  CONSOLIDATED  STATEMENTS OF CASH FLOWS
Six Months Ended  December 31, 1999 and 1998

                                                                     1999             1998
                                                                ------------------------------
Cash Flows from Operating Activities:
  Net Income ................................................   $     501,276    $     367,588
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Amortization of premiums and discounts on debt securities          13,435          (47,490)
    Amortization of goodwill ................................          47,281           47,281
    Provision for loan losses ...............................          39,500           56,000
    (Gain) on sale of investments ...........................               0          (10,922)
    (Gain) on sale of foreclosed real estate ................          (7,606)          (9,562)
     Depreciaton ............................................          44,808           35,806
     Compensation under stock awards ........................          16,312           31,813
     ESOP contribution expense ..............................          31,738           37,342
     (Increase) in accrued interest receivable ..............        (127,602)        (143,266)
     Decrease in other assets ...............................          16,253           14,091
     Increase (decrease) in accrued expenses and other
       liabilities ..........................................          14,884         (117,595)
                                                                ------------------------------
                Net cash provided by operating activities ...         590,279          261,086
                                                                ------------------------------

Cash Flows from Investing Activities:
  Held to maturity securities:
    Purchases ...............................................        (160,000)               0
  Available for sale securities:
    Sales ...................................................               0        1,000,000
    Maturities and calls ....................................         850,000       10,450,432
    Purchases ...............................................      (1,900,000)     (14,910,000)
  Federal funds sold, net ...................................        (375,000)      (2,150,765)
  Purchase of Federal Home Loan Bank stock ..................        (310,000)         (47,600)
  Loans made to customers, net ..............................      (4,821,456)      (2,689,555)
  Sale of premises and equipment ............................          16,410                0
  Purchase of premises and equipment ........................         (38,153)        (102,117)
                                                                ------------------------------
                Net cash (used in) investing activities .....      (6,738,199)      (8,449,605)
                                                                ------------------------------

Cash Flows from Financing Activities:
  Net increase in deposits ..................................        (703,026)       9,189,654
  Proceeds from Federal Home Loan Bank advances .............     108,950,000        6,250,000
  Principal payments on Federal Home Loan Bank advances .....    (101,479,570)      (6,891,997)
  Net increase (decrease) in advances from borrowers
    for taxes and insurance .................................         (18,418)         (31,792)
  Acquisition of common stock ...............................         (40,875)        (684,125)
  Dividends paid ............................................         (67,197)        (137,306)
                                                                ------------------------------
                Net cash provided by financing activities ...       6,640,914        7,694,434
                                                                ------------------------------
                Net increase(decrease) in cash and cash
                  equivalents ...............................         492,994         (494,085)

Cash and Cash Equivalents:
  Beginning .................................................       2,557,430        3,306,374
                                                                ------------------------------
  Ending ....................................................   $   3,050,424    $   2,812,289
                                                                ==============================

Supplemental Disclosures of Cash Flow Information:
  Cash payments for:
    Interest paid to depositors .............................   $   1,287,597    $   1,695,481
    Interest paid on other obligations ......................         534,131          455,354
    Income taxes, net of refunds ............................         286,800          301,100

Supplemental Schedule of Noncash Investing
  and Financing Activities:
  Transfers from loans to foreclosed real estate ............   $      59,415    $     163,967
  Contract sales of foreclosed real estate ..................          75,250          129,733

Washington Bancorp and Subsidiary
Notes to Consolidated Financial Statements




Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp, Washington Federal Savings Bank ("Washington Federal"), WFSB's wholly-owned subsidiary, Washington Financial Services, Inc., which is a discount brokerage firm, and Rubio Savings Bank of Brighton, Iowa ("Rubio Savings Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended December 31, 1999 and for the six month period ended December 31, 1999, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1999 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

Goodwill. Goodwill resulting from the Company's acquisition of Rubio Savings Bank is being amortized by the straight-line method over 15 years. Goodwill is periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued.

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

Stock awards. Expense for common stock to be issued under the Company's recognition and retention plan is based upon the fair value of the shares at the date of grant, allocated over the period of vesting. The Company adopted the recognition and retention plan in October 1996 whereby 26,300 shares of common stock have been reserved for issuance to certain executive officers and directors. During the years ended June 30, 1999, 1998 and 1997, awards were granted for 2,192 shares, 2,127 shares and 19,914 shares, respectively, with a fair value of $16.63, $18.94 and $11.25 per share at the date of the grant, respectively. In November 1999, 1,754 shares were forfeited.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 1999 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of December 31, 1999 Washington Federal exceeded all current regulatory capital requirement standards.

                                                      At December 31, 1999
                                                     -----------------------
                                                     Amount          Percent
                                                     -----------------------
                                                     (Dollars in thousands)
                                                           (unaudited)
Tangible Capital:
  Capital Level ...............................      $7,089            8.26%
  Requirement .................................       1,287            1.50%
                                                     -----------------------
  Excess ......................................      $5,802            6.76%
                                                     =======================

Core Capital:
  Capital Level ...............................      $7,089            8.26%
  Requirement .................................       3,432            4.00%
                                                     -----------------------
  Excess ......................................      $3,657            4.26%
                                                     =======================

Risk-Based Capital:
  Capital Level ...............................      $7,447           12.45%
  Requirement .................................       4,785            8.00%
                                                     -----------------------
  Excess ......................................      $2,662            4.45%
                                                     =======================

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of December 31, 1999 Rubio Savings Bank substantially exceeded all current regulatory capital requirement standards.


                                                      At December 31, 1999
                                                     -----------------------
                                                     Amount          Percent
                                                     -----------------------
                                                     (Dollars in thousands)
                                                           (unaudited)
Tier 1 or Leverage Capital:
  Capital Level ................................      $2,792          11.85%
  Requirement ..................................         707           3.00%
                                                      ----------------------
  Excess .......................................      $2,085           8.85%
                                                      ======================

Tier 1 Risk-based Capital:
  Capital Level ................................       $2,792          20.39%
  Requirement ..................................          548           4.00%
                                                       ----------------------
  Excess .......................................       $2,244          16.39%
                                                       ======================

Risk-Based Capital:
  Capital Level ................................       $2,910          21.25%
  Requirement ..................................        1,096           8.00%
                                                       ----------------------
  Excess .......................................       $1,814          13.25%
                                                       ======================

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Forward-Looking Statements

         When used in this Form 10-QSB or future filings by Washington Bancorp with the Securities and Exchange Commission, in Washington Bancorp's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," "believe," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Washington Bancorp wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect Washington Bancorp's financial performance and could cause Washington Bancorp's actual results for future periods to differ materially from those anticipated or projected.

         Washington Bancorp does not undertake, and specifically disclaims any obligations, to revise any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

General

         Washington Bancorp is an Iowa corporation which was organized in October 1995 by Washington Federal Savings Bank for the purpose of becoming a savings and loan holding company. Washington Federal is a federally chartered savings bank headquartered in Washington, Iowa. Originally chartered in 1934, Washington Federal converted to a federal savings bank in 1994. Its deposits are insured up to the applicable limits by the FDIC.

         In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to Washington Bancorp. On June 24, 1997, Washington Bancorp entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Iowa. Rubio Savings Bank is held as a separate subsidiary of Washington Bancorp. In January 1998, Washington Bancorp became a bank holding company upon the completion of its acquisition of Rubio Savings Bank. In December 1998, Wellman Federal Savings, a full-service branch of Washington Federal was opened in Wellman, Iowa. In July 1999, Washington Federal formed a collaborative relationship with Eagle One Financial Services, LLC, to provide financial planning services and the sale of annuities, mutual funds, stocks and bonds. The principal assets of Washington Bancorp are Washington Federal and Rubio Savings Bank. Washington Bancorp presently has no separate operations and its business consists primarily of the business of the Banks. All references to Washington Bancorp, unless otherwise indicated at or before March 11, 1996 refer to Washington Federal.

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

         Washington Federal filed an application with the Office of Thrift Supervision (the "OTS") on August 19, 1998 to branch into Richland, Iowa, a small rural community of 500, which currently has a branch of a large regional bank. The branch application approval has been extended by the OTS until October 1, 2000. Washington Federal plans to open the branch office before that date.

         Rubio Savings Bank attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in federal agency bonds, corporate bonds, agricultural operating loans, commercial loans, one- to- four family residential real estate loans, and farm real estate loans. Rubio Savings Bank also makes commercial real estate loans, automobile loans and consumer loans.

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets increased $7.1 million from $103.0 million at June 30, 1999 to $110.1 million at December 31, 1999. The increase was primarily due to a $4.8 million increase in loans receivable, a $852,000 increase in investment securities, a $493,000 increase in cash and cash equivalents, a $375,000 increase in federal funds sold, a $310,000 increase in Federal Home Loan Bank stock, a $255,000 increase in other assets, and a $128,000 increase in accrued interest receivable partially offset by a $47,000 decrease in goodwill, net, a $23,000 decrease in premises and equipment and a $21,000 decrease in foreclosed real estate. The increase was primarily funded by a $7.5 million increase in borrowed funds partially offset by a $703,000 decrease in deposits.

Loans receivable. Loans receivable, net, increased $4.8 million from $72.8 million at June 30, 1999 to $77.6 million at December 31, 1999. This increase is primarily due to increased loan demand in Washington Bancorp's market area. Washington Bancorp's non-performing assets were $420,000 or 0.38% of total assets at December 31, 1999 as compared to $326,000 or 0.32% of total assets at June 30, 1999.

Investment securities. Investment securities available-for-sale increased $693,000 from $20.7 million at June 30, 1999 to $21.4 million at December 31, 1999. Securities classified as held to maturity increased $158,000 from $761,000 at June 30, 1999 to $919,000 at December 31, 1999. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was less on December 31, 1999 than their carrying value due to an increase in market rates of interest since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized loss.

Accrued interest receivable. Accrued interest receivable increased $128,000 from $1.2 million at June 30, 1999 to $1.3 million at December 31, 1999. The increase is primarily due to the increase in loans receivable with annual payments and the level of accrued interest on available-for-sale securities with semi-annual interest payments.

Deposits. Deposits decreased $703,000 from $75.7 million at June 30, 1999 to $75.0 million at December 31, 1999. This decrease is primarily due to the competitive pricing of certificate of deposit products and other investment products available in our market area. Transaction and savings deposits increased as a percentage of total deposits from $25.7 million or 34.0% at June 30, 1999 to $26.1 million or 34.8% at December 31, 1999. Certificates of deposit decreased as a percentage of total deposits from $50.0 million or 66.0% at June 30, 1999 to $48.9 million or 65.2% at December 31, 1999.

FHLB Borrowings. The total principal balance of advances from the Federal Home Loan Bank of Des Moines (FHLB) increased $7.5 million from $15.7 million at June 30, 1999 to $23.2 million at December 31, 1999. The increase is primarily due to the increased need to borrow to fund loan growth activity and investment activity. Washington Federal has utilized the FHLB advances for this growth in an effort to control cost of funds and interest rate risk. The portfolio of borrowings contains both long and short term borrowings.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $18,000 from $223,000 at June 30, 1999 to $205,000 at December 31, 1999 primarily due to the payment of semi-annual credit life and disability insurance premiums and the annual escrow analysis performed each December. Escrow overages in excess of $50.00 are sent directly to the customer. Escrow shortages are spread out over a twelve-month period and added to the regular monthly escrow payment.

Total stockholders' equity. Total stockholders' equity increased $186,000 from $10.7 million at June 30, 1999 to $10.9 million at December 31, 1999. The increase is primarily due to net income of $501,000, the allocation of shares in the ESOP of $32,000, and the amortization of deferred compensation under the Recognition and Retention Plan of $16,000, partially offset by the net unrealized loss in available- for- sale securities of $216,000, dividends paid of $67,000, the purchase of 3,000 shares of the Company's common stock at a total cost of $41,000, and the change in redeemable common stock held by the ESOP of $40,000,

Results of Operations - Three Months Ended December 31, 1999 As Compared To The Three Months Ended December 31, 1998

Performance summary. Net earnings increased $106,000 to $278,000 for the three months ended December 31, 1999 from $172,000 for the three months ended December 31, 1998. The increase is primarily due to an increase in interest income of $148,000, an increase in noninterest income of $44,000, a decrease in noninterest expense of $19,000, and a decrease in provision for loan losses of $16,000 which was partially offset by an increase in interest expense of $10,000, and increase in income tax expense of $111,000. For the three months ended December 31, 1999, the annualized return on average assets was 1.02% as compared to 0.68% for the three months ended December 31, 1998. The annualized return on average equity was 10.28% for the three months ended December 31, 1999, as compared to 6.53% for the three months ended December 31, 1998.

Net interest income. Net interest income increased $138,000 to $896,000 for the three months ended December 31, 1999 from $758,000 for the three months ended December 31, 1998. The increase is primarily due to the increase of $148,000 in interest income to $2.0 million for the three months ended December 31, 1999 from $1.9 million for the three months ended December 31, 1998, which was partially offset by an increase in interest expense of $10,000.

For the three months ended December 31, 1999, the average yield on interest earning assets was 7.85% compared to 7.82% for the three months ended December 31, 1998. The average cost of interest-bearing liabilities was 4.84% for the three months ended December 31, 1999 compared to 5.18% for the three months ended December 31, 1998. The average balance of interest earning assets increased $6.3 million to $103.0 million for the three months ended December 31, 1999 from $96.7 million for the three months ended December 31, 1998. During this same period, the average balance of interest-bearing liabilities increased $6.2 million to $93.7 million for the three months ended December 31, 1999 from $87.5 million for the three months ended December 31, 1998.

Due to the increase in yield on the interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 3.01% for the three months ended December 31, 1999 compared to 2.64% for the three months ended December 31, 1998. The average net interest margin was 3.45% for the three months ended December 31, 1999 compared to 3.14% for the three months ended December 31, 1998.

Provision for loan loss. Provision for loan loss decreased for the three months ended December 31, 1999 compared to the three months ended December 31, 1998. Washington Bancorp's loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $496,000 or .64% of loans receivable, net at December 31, 1999 compared to $440,000 or .64% of loans receivable, net at December 31, 1998. The allowance for loan loss as a percentage of non-performing assets was 118.07% at December 31, 1999, as compared to 94.99% at December 31, 1998.

Noninterest income. Noninterest income increased $44,000 to $141,000 for the three months ended December 31, 1999 from $97,000 for the three months ended December 31, 1998. The increase is primarily due to an increase in bank service charges and fees of $37,000, an increase in other fee income of $11,000, and an increase in insurance commissions of $8,000 which was partially offset by a decrease in security gains, net of $11,000 and a decrease in loan origination and commitment fees of $1,000.

Bank service charges and fees increased $37,000 to $97,000 for the three months ended December 31, 1999 from $60,000 for the three months ended December 31, 1998 primarily due to an increase in overdraft fee income and to continued efforts in restructuring fee schedules. Other fee income increased $11,000 to $20,000 for the three months ended December 31, 1999 from $9,000 for the three months ended December 31, 1998 primarily due to an increase in the gain on real estate property sold and an increase in the penalty for early withdrawal on certificates of deposit. Insurance commissions increased $8,000 to $22,000 for the three months ended December 31, 1999 from $14,000 for the three months ended December 31, 1998 primarily due to fluctuations in the volume of sales of credit life and disability products.

Noninterest expense. Noninterest expense decreased $19,000 to $547,000 for the three months ended December 31, 1999 from $566,000 for the three months ended December 31, 1998. The decrease is primarily due to a $36,000 decrease in compensation and benefits, and an $8,000 decrease in occupancy and equipment expense which was partially offset by a $22,000 increase in other noninterest expense, a $1,000 increase in deposit insurance premiums and a $1,000 increase in data processing expense.

The $36,000 decrease in compensation and benefits to $254,000 for the three months ended December 31, 1999 from $290,000 was primarily due to a short-term reduction of fulltime-equivalent employees and an adjustment for the capitalized cost of closing loans. The $8,000 decrease in occupancy and equipment to $52,000 for the three months ended December 31, 1999 from $60,000 for the three months ended December 31, 1998 was primarily due to the timing of payment on a primary maintenance contract at Rubio Savings Bank. The increase in other noninterest expense was primarily due to an increase in advertising and postage expense associated with the promotion of the investment brokerage service and the increase in expenses incurred on bad debt.

Results of Operations - Six Months Ended December 31, 1999 As Compared To The Six Months Ended December 31, 1998

Performance summary. Net earnings increased $134,000 to $501,000 for the six months ended December 31, 1999 from $367,000 for the six months ended December 31, 1998. The increase is primarily due to an increase in interest income of $261,000, an increase in noninterest income of $53,000, and a decrease in provision for loan losses of $17,000 which was partially offset by an increase in interest expense of $66,000, an increase in income tax expense of $105,000 and an increase in noninterest expense of $26,000. For the six months ended December 31, 1999, the annualized return on average assets was 0.94% as compared to 0.75% for the six months ended December 31, 1998. The annualized return on average equity was 9.32% for the six months ended December 31, 1999, as compared to 6.87% for the six months ended December 31, 1998.

Net interest income. Net interest income increased $194,000 to $1.7 million for the six months ended December 31, 1999 from $1.5 million for the six months ended December 31, 1998. The increase is primarily due to the increase of $261,000 in interest income to $4.0 million for the six months ended December 31, 1999 from $3.7 million for the six months ended December 31, 1998, which was partially offset by an increase in interest expense of $67,000.

For the six months ended December 31, 1999, the average yield on interest earning assets was 7.92% compared to 7.92% for the six months ended December 31, 1998. The average cost of interest-bearing liabilities was 4.90% for the six months ended December 31, 1999 compared to 4.97% for the six months ended December 31, 1998. The average balance of interest earning assets increased $6.9 million to $100.6 million for the six months ended December 31, 1999 from $93.7 million for the six months ended December 31, 1998. During this same period, the average balance of interest-bearing liabilities increased $4.2 million to $91.3 million for the six months ended December 31, 1999 from $87.1 million for the six months ended December 31, 1998.

Due to the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 3.02% for the six months ended December 31, 1999 compared to 2.95% for the six months ended December 31, 1998. The average net interest margin was 3.48% for the six months ended December 31, 1999 compared to 3.31% for the six months ended December 31, 1998.

Provision for loan loss. Provision for loan loss decreased for the six months ended December 31, 1999 compared to the six months ended December 31, 1998. Washington Bancorp's loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $496,000 or .64% of loans receivable, net at December 31, 1999 compared to $440,000 or .64% of loans receivable, net at December 31, 1998. The allowance for loan loss as a percentage of non-performing assets was 118.07% at December 31, 1999, as compared to 94.99% at December 31, 1998.

Noninterest income. Noninterest income increased $53,000 to $245,000 for the six months ended December 31, 1999 from $192,000 for the six months ended December 31, 1998. The increase is primarily due to an increase in bank service charges and fees of $40,000, an increase in insurance commissions of $15,000, an increase in other fee income of $8,000, and an increase in loan origination and commitment fees of $1,000 which was partially offset by a decrease in security gains, net of $11,000.

Bank service charges and fees increased $40,000 to $185,000 for the six months ended December 31, 1999 from $145,000 for the six months ended December 31, 1998 primarily due to an increase in overdraft fee income and to continued efforts to restructure fee schedules. Insurance commissions increased $15,000 to $37,000 for the six months ended December 31, 1999 from $22,000 for the six months ended December 31, 1998 primarily due to the fluctuations in the volume of sales of credit life and disability products, Other fee income increased $8,000 to $18,000 for the six months ended December 31, 1999 from $10,000 for the six months ended December 31, 1998 primarily due to an increase in the gain and income on real estate property and an increase in the penalty for early withdrawal on certificates of deposit.

Noninterest expense. Noninterest expense increased $26,000 to $1.1 million for the six months ended December 31, 1999 from $1.1 million for the six months ended December 31, 1998. The increase is primarily due to a $16,000 increase in other noninterest expense, a $5,000 increase in data processing, a $4,000 increase in compensation and benefits, and a $1,000 increase in deposit insurance premiums which was partially offset by a $1,000 decrease in occupancy and equipment expense.

Other noninterest expense increased $15,000 to $301,000 for the six months ended December 31, 1999 from $285,000 for the six months ended December 31, 1998 primarily due to an increase in advertising and postage expense associated with the promotion of the investment brokerage service and the increase in expenses incurred on real estate owned. Data processing increased $5,000 to $48,000 for the six months ended December 31, 1999 from $43,000 for the six months ended December 31, 1998 primarily due to a change in communication technology to frame relay from satellite. Compensation and benefits increase $4,000 to $584,000 for the six months ended December 31, 1999 from $580,000 for the six months ended December 31, 1998 primarily due to the expansion of Washington Federal's service area through the opening of a branch in Wellman, Iowa which was partially offset by a short-term reduction of fulltime-equivalent employees and an adjustment for the capitalized cost of closing loans.

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

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, other governmental agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 1999, Washington Federal's liquidity ratio was 18.39%.

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

The Banks  anticipate  that they will have  sufficient  funds  available to meet current loan commitments. At December 31, 1999, Washington Federal had outstanding commitments to extend credit which amounted to $3.2 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $830,000.

Part II - Other Information

Item 1.   Legal Proceedings.

            None

Item 2.   Changes in Securities.

            None

Item 3.   Defaults Upon Senior Securities.

            None

Item 4.   Submission of Matters to a Vote of Security Holders.

            None

Item 5.   Other Information.

            None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                11   Computation of Earnings Per Share

                27   Financial Data Schedule

          (b)   Reports on Form 8-K

                No reports in Form 8-K have been filed during the quarter ended December 31, 1999

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Washington Bancorp
                                                    (Registrant)

Date     February 10, 2000                 /s/ Stan Carlson
                                           -------------------------------------
                                           Stan Carlson, President and Chief
                                             Executive Officer

Date     February 10, 2000                 /s/ Leisha A. Linge
                                           -------------------------------------
                                           Leisha A. Linge, Vice President and
                                             Treasurer