Form 10QSB
period 2000-03-31
WASHINGTON BANCORP
filed 2000-05-15
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000
                                                         OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the transition period from __________________ to ____________________

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

Common Stock, $.01 par value 555,834 shares outstanding as of May 10, 2000

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Statements of Financial Condition at March 31, 2000 (unaudited) and June 30, 1999

           Unaudited Consolidated Statements of Income for the three months ended March 31, 2000 and 1999 and for the nine months ended March 31, 2000 and 1999

           Unaudited Consolidated Statements of Comprehensive Income for the three months ended March 31, 2000 and 1999 and for the nine months ended March 31, 2000 and 1999

           Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2000 and 1999

           Notes to Consolidated Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Part II.   Other Information

           Signatures

           Exhibits

Item 1.  Consolidated Financial Statements
Washington Bancorp and Subsidiaries

                                               March 31,        June 30,
                                                 2000             1999*
                                             -----------------------------
                                              (Unaudited)
ASSETS
Cash and cash equivalents:
  Interest-bearing                           $  1,556,373     $    901,346
  Noninterest-bearing                           1,133,022        1,656,084
Investment securities:
  Held to maturity                                973,916          760,520
  Available for sale                           23,800,842       20,695,366
Fed funds, sold                                       - -        1,340,000
Loans receivable, net of allowance for
  loan losses of $503,344 in March 2000
  and $472,187 in June 1999                    81,181,923       72,779,177
Accrued interest receivable                     1,240,798        1,190,600
Federal Home Loan Bank stock                    1,490,150          860,000
Foreclosed real estate                            269,832          235,914
Premises and equipment, net                       832,102          874,551
Goodwill, net                                   1,209,604        1,280,526
Other assets                                      656,692          409,996
                                             -----------------------------
          Total assets                       $114,345,254     $102,984,080
                                             =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest-bearing                      $  3,179,191     $  2,596,143
    Interest-bearing                           70,430,006       73,093,323
                                             -----------------------------
          Total deposits                       73,609,197       75,689,466
  Borrowed funds                               28,910,480       15,706,290
  Advances from borrowers for taxes and
    insurance                                     111,147          223,033
  Accrued expenses and other liabilities          769,653          464,638
                                             -----------------------------
          Total liabilities                   103,400,477       92,083,427
                                             -----------------------------
Redeemable common stock held by ESOP              224,304          189,972
                                             -----------------------------
Stockholders' Equity:
  Preferred stock                                     - -              - -
  Common stock                                      6,511            6,511
  Additional paid-in capital                    6,165,687        6,150,310
Retained earnings                               7,104,221        6,384,863
Unrealized loss on securities                    (499,676)        (235,778)
Treasury shares                                (1,459,645)        (946,435)
Deferred compensation                             (27,314)         (79,098)
Maximum cash obligation ESOP                     (224,304)        (189,972)
Unearned ESOP shares                             (345,007)        (379,720)
                                             -----------------------------
          Total stockholders' equity           10,720,473       10,710,681
                                             -----------------------------
          Total liabilities and stock-
            holders' equity                  $114,345,254     $102,984,080
                                             =============================

*  Condensed from audited financial statements.

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Income

                                                         Three Months Ended        Nine Months Ended
                                                              March 31,                 March 31,
                                                          2000         1999         2000        1999
                                                       -----------------------   -----------------------
Interest income:
     Loans receivable:
         First mortgage loans ......................   $1,088,641   $  937,944   $3,182,342   $2,948,121
         Consumer and other loans ..................      590,747      486,893    1,731,538    1,463,305
     Investment securities:
         Taxable ...................................      398,742      361,647    1,108,571    1,048,014
         Non-taxable ...............................       19,583       19,641       50,652       61,088
              Total interest income ................    2,097,713    1,806,125    6,073,103    5,520,528
                                                       -------------------------------------------------
Interest expense:
     Deposits ......................................      814,716      853,990    2,499,256    2,560,475
     Borrowed funds ................................      378,005      211,363      921,810      666,717
                                                       -------------------------------------------------
              Total interest expense ...............    1,192,721    1,065,353    3,421,066    3,227,192
                                                       -------------------------------------------------
              Net interest income ..................      904,992      740,772    2,652,037    2,293,336
Provision for loan losses ..........................       31,000       18,000       70,500       74,000
                                                       -------------------------------------------------
              Net interest income after
                provision for loan losses ..........      873,992      722,772    2,581,537    2,219,336
                                                       -------------------------------------------------
Noninterest income:
     Security gains, net ...........................          - -        3,961          - -       15,205
     Loan origination and commitment fees ..........          684        2,792        4,700        6,155
     Service charges and fees ......................       91,735       62,944      276,653      207,968
     Insurance commisions ..........................       26,546       15,782       52,596       37,554
     Investment center .............................       12,205          - -       18,621          - -
     Other .........................................          478        8,615       23,682       18,949
                                                       -------------------------------------------------
              Total noninterest income .............      131,648       94,094      376,252      285,831
                                                       -------------------------------------------------
Noninterest expense:
     Compensation and benefits .....................      285,644      320,140      869,883      900,259
     Occupancy and equipment .......................       55,172       56,850      167,331      170,403
     SAIF/BIF deposit insurance premium ............       15,638       14,292       46,144       43,473
     Data processing ...............................       27,723       22,989       76,018       65,805
     Goodwill ......................................       23,640       23,640       70,921       70,921
     Other .........................................      136,346      141,187      437,639      426,510
                                                       -------------------------------------------------
              Total noninterest expense ............      544,163      579,098    1,667,936    1,677,371
                                                       -------------------------------------------------
              Income before income taxes ...........      461,477      237,768    1,289,853      827,796
Income tax expense .................................      176,199       84,619      503,299      307,059
                                                       -------------------------------------------------
              Net income ...........................   $  285,278   $  153,149   $  786,554   $  520,737
                                                       =================================================

Earnings per common share
     Basic .........................................   $     0.53   $     0.27   $     1.42   $     0.92
                                                       =================================================
     Diluted .......................................   $     0.52   $     0.27   $     1.39   $     0.90
                                                       =================================================
Dividends per common share .........................   $      - -   $     0.12   $     0.12   $     0.36
                                                       =================================================
Weighted average common shares for:
     Basic earnings per share ......................      541,763      560,073      554,715      563,817
                                                       =================================================
     Diluted earnings per share ....................      548,549      573,926      563,894      578,744
                                                       =================================================

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

                                                       Three Months Ended        Nine Months Ended
                                                             March 31,               March 31,
                                                         2000        1999         2000       1999
                                                     ----------------------    ---------------------
Net income .......................................   $ 285,278    $ 153,149    $ 786,554   $ 520,737
Gross unrealized (losses) on
     securities available for sale ...............     (77,040)     (65,559)    (421,938)    (24,355)
Less reclassification adjustments for
     gains included in net income ................         - -       (3,961)         - -     (15,315)
Income tax expense related to items
     of other comprehensive income ...............      28,642       26,320      158,040      14,877
                                                     ----------------------    ---------------------
Comprehensive income .............................   $ 236,880    $ 109,949    $ 522,656   $ 495,944
                                                     ======================    =====================

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2000 and 1999


                                                      2000           1999
                                                  --------------------------
Cash Flows From Operating Activities:
  Net income                                      $   786,554     $  520,737
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Amortization of premiums and discouns
      on debt securities                               24,190        (51,599)
    Amortization of goodwill                           70,921         70,921
    Provision for loan losses                          70,500         74,000
    (Gain) on sale of investments                         - -        (15,205)
    (Gain) on sale of foreclosed real estate           (7,606)        (9,899)
    Depreciation                                       68,498         55,450
    Compensation under stock awards                    22,615         46,524
    ESOP contribution expense                          47,909         55,937
    Deferred income tax                                14,000        (76,153)
    (Increase) in accrued interest receivable         (50,198)      (118,576)
    (Increase) decrease in other assets                52,713       (103,158)
    Increase in accrued expenses and other
      liabilities                                     149,648         14,187
                                                   -------------------------
     Net cash provided by operating activities      1,249,744        463,166
                                                   -------------------------
Cash Flows From Investing Activities
  Held to maturity securities:
    Purchases                                        (215,000)           - -
  Available for sale securities:
    Sales                                                 - -      1,800,000
    Maturities and calls                            1,350,000     20,050,432
    Purchases                                      (4,900,000)   (23,660,000)
  Federal funds sold, net                           1,340,000     (2,923,186)
  Purchases of Federal Home Loan Bank stock          (630,150)       (47,600)
  Loans made to customers, net                     (8,499,558)    (4,642,706)
  Sale of premises and equipment                       17,578            - -
  Purchase of premises and equipment                  (43,627)      (151,133)
                                                  --------------------------
     Net cash (used in) investing activities      (11,580,757)    (9,574,193)
                                                  --------------------------
Cash Flows From Financing Activities
  Net increase (decrease) in deposits              (2,080,269)    11,076,487
  Proceeds from Federal Home Loan Bank
    advances                                      304,400,000      6,250,000
  Principal payments on Federal Home Loan Bank
    advances                                     (291,195,810)    (6,954,423)
  Net increase (decrease) in advances from
    borrowers for taxes and insurance                (111,886)      (111,320)
  Acquisition of common stock                        (481,860)      (684,125)
  Dividends paid                                      (67,197)      (204,502)
                                                  --------------------------
                                                  $10,462,978    $ 9,372,117
                                                  --------------------------
     Net increase in cash and cash equivalents        131,965        261,090
Cash and cash equivalents:
  Beginning                                         2,557,430      3,306,374
                                                  --------------------------
  Ending                                          $ 2,689,395    $ 3,567,464
                                                  ==========================
Supplemental Disclosures of Cash Flow
  Information
  Cash payments for:
    Interest paid to depositors                   $ 2,105,351    $ 2,169,304
    Interest paid on other obligations                909,495        666,717
    Income taxes, net of refunds                      313,780        334,312

Supplemental Schedule of Noncash Investing
  and Financing Activities
  Transfers from loans to foreclosed real
    estate                                        $   114,811    $   360,667
  Contract sales of foreclosed real estate             75,250        173,233

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Notes to Consolidated Financial Statements

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp, Washington Federal Savings Bank ("Washington Federal"), Washington Federal's wholly-owned subsidiary, Washington Financial Services, Inc., which is a discount brokerage firm, and Rubio Savings Bank of Brighton, Iowa ("Rubio Savings Bank"). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended March 31, 2000 and for the nine month period ended March 31, 2000, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 1999 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2000 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of March 31, 2000 Washington Federal exceeded all current regulatory capital requirement standards.

                                                At March 31, 2000
                                              -----------------------
                                              Amount          Percent
                                              -----------------------
                                              (Dollars in thousands)
                                                    (unaudited)
Tangible Capital:
         Capital Level ...............        $7,227            7.89%
         Requirement .................         1,374            1.50%
                                              -----------------------
         Excess ......................        $5,853            6.39%
                                              -----------------------


Core Capital:
         Capital Level ...............        $7,227            7.89%
         Requirement .................         3,664            4.00%
                                              -----------------------
         Excess ......................        $3,563            3.89%
                                              -----------------------


Risk-Based Capital:
         Capital Level ...............        $7,607           12.26%
         Requirement .................         4,964            8.00%
                                              -----------------------
         Excess ......................        $2,643            4.26%
                                              -----------------------

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of March 31, 2000 Rubio Savings Bank substantially exceeded all current regulatory capital requirement standards.

                                                   At March 31, 2000
                                                ----------------------
                                                Amount         Percent
                                                ----------------------
                                                (Dollars in thousands)
                                                     (unaudited)
Tier 1 or Leverage Capital:
         Capital Level ..................       $2,376          10.47%
         Requirement ....................          681           3.00%
                                                ----------------------
         Excess .........................       $1,695           7.47%
                                                ----------------------

Tier 1 Risk-based Capital:
         Capital Level ..................       $2,376          16.55%
         Requirement ....................          574           4.00%
                                                ----------------------
         Excess .........................       $1,802          12.55%
                                                ----------------------

Risk-Based Capital:
         Capital Level ..................       $2,478          17.26%
         Requirement ....................        1,149           8.00%
                                                ----------------------
         Excess .........................       $1,329           9.26%
                                                ----------------------

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

         The Company is investigating the possibility of de-registering the stock in an effort to reduce expenses. In order to de-register from NASDAQ the Company must first receive permission from the SEC to de-list the company. These efforts will be achievable when there are fewer than 300 record holders. The Company's shares trade infrequently and are widely held in the local area of Washington, Iowa. Therefore no negative impact for the liquidity of the shares is expected.

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

         Washington Federal filed an application with the Office of Thrift Supervision (the "OTS") on August 19, 1998 to branch into Richland, Iowa, a small rural community of 500, which currently has a branch of a large regional bank. The branch application approval has been extended by the OTS until October 1, 2000. Washington Federal plans to open the branch office on September 1, 2000.

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

         In addition to the earnings per share ("EPS") information typically disclosed, the Company provided "tangible" EPS as an alternative measure for evaluating the Company's ability to grow its tangible capital. The Company's tangible EPS is calculated by dividing the total of goodwill expense plus net income by the weighted average number of diluted common shares outstanding. For the three months ended March 31, 2000 the tangible EPS was $0.56 compared to $0.31 for the three months ended March 31, 1999. For the nine months ended March 31, 2000 the tangible EPS was $1.52 compared to $1.02 for the nine months ended March 31, 1999.

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets increased $11.3 million from $103.0 million at June 30, 1999 to $114.3 million at March 31, 2000. The increase was primarily due to a $8.4 million increase in loans receivable, a $3.3 million increase in investment securities, a $630,000 increase in Federal Home Loan Bank stock, a $247,000 increase in other assets, a $129,000 increase in cash and cash equivalents, a $50,000 increase in accrued interest receivable, and a $34,000 increase in foreclosed real estate partially offset by a $1.3 million decrease in fed funds, sold , a $71,000 decrease in goodwill, net, and a $42,000 decrease in premises and equipment. The increase was primarily funded by a $13.2 million increase in borrowed funds partially offset by a $2.1 million decrease in deposits.

Loans receivable. Loans receivable, net, increased $8.4 million from $72.8 million at June 30, 1999 to $81.2 million at March 31, 2000. This increase is primarily due to increased loan demand in Washington Bancorp=s market area. Washington Bancorp's non-performing assets were $810,000 or 0.71% of total assets at March 31, 2000 as compared to $326,000 or 0.32% of total assets at June 30, 1999. Non-performing assets have increased primarily due to the acquisition of two real estate properties in-lieu of foreclosure. The Company is in the process of liquidating the assets and no loss is expected.

Investment securities. Investment securities available-for-sale increased $3.1 million from $20.7 million at June 30, 1999 to $23.8 million at March 31, 2000. Securities classified as held to maturity increased $213,000 from $761,000 at June 30, 1999 to $974,000 at March 31, 2000. The portfolio of available-for-sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities is subject to changes in interest rates. The fair value of these securities was less on March 31, 2000 than their carrying value due to an increase in market rates of interest since the purchase date of the securities. Therefore, the total balance of available for sale securities includes the gross effect of the unrealized loss.

Deposits. Deposits decreased $2.1 million from $75.7 million at June 30, 1999 to $73.6 million at March 31, 2000. This decrease is primarily due to the competitive pricing of certificate of deposit products and other investment products available in our market area. Transaction and savings deposits increased as a percentage of total deposits from $25.7 million or 34.0% at June 30, 1999 to $26.9 million or 36.6% at March 31, 2000. Certificates of deposit decreased as a percentage of total deposits from $50.0 million or 66.0% at June 30, 1999 to $46.7 million or 63.4% at March 31, 2000.

FHLB borrowings. The total principal balance of advances from the Federal Home Loan Bank of Des Moines (FHLB) increased $13.2 million from $15.7 million at June 30, 1999 to $28.9 million at March 31, 2000. The increase is primarily due to the increased need to borrow to fund loan growth activity and investment activity. Washington Federal has utilized the FHLB advances for this growth in an effort to control its cost of funds. The portfolio of borrowings contains both long and short term borrowings.

Advances from borrowers for taxes and insurance. The total balance in advances from borrowers for taxes and insurance decreased $112,000 from $223,000 at June 30, 1999 to $111,000 at March 31, 2000 primarily due to the payment of semi-annual real estate taxes which were due March 31, 2000.

Total stockholders' equity. Total stockholders' equity increased $10,000 from $10.7 million at June 30, 1999 to $10.7 million at March 31, 2000. The increase is primarily due to net income of $787,000, the allocation of shares in the ESOP of $48,000, and the amortization of deferred compensation under the Recognition and Retention Plan of $23,000, partially offset by the purchase of 35,810 shares of the Company's common stock at a total cost of $482,000, the net unrealized loss in available- for- sale securities of $264,000, dividends paid of $67,000, and the change in redeemable common stock held by the ESOP of $34,000.

Results of Operations - Three Months Ended March 31, 2000 As Compared To The Three Months Ended March 31, 1999

Performance summary. Net income increased $132,000 to $285,000 for the three months ended March 31, 2000 from $153,000 for the three months ended March 31, 1999. The increase is primarily due to an increase in interest income of $291,000, an increase in noninterest income of $38,000, a decrease in noninterest expense of $35,000 which was partially offset by an increase in interest expense of $127,000, an increase in income tax expense of $92,000, and an increase in provision for loan losses of $13,000. For the three months ended March 31, 2000, the annualized return on average assets was 1.03% as compared to 0.60% for the three months ended March 31, 1999. The annualized return on average equity was 10.62% for the three months ended March 31, 2000, as compared to 5.77% for the three months ended March 31, 1999.

Net interest income. Net interest income increased $164,000 to $905,000 for the three months ended March 31, 2000 from $741,000 for the three months ended March 31, 1999. The increase is primarily due to the increase of $291,000 in interest income to $2.1 million for the three months ended March 31, 2000 from $1.8 million for the three months ended March 31, 1999, which was partially offset by an increase of $127,000 in interest expense to $1.2 million for the three months ended March 31, 2000 from $1.1 million for the three months ended March 31, 1999.

For the three months ended March 31, 2000, the average yield on interest-earning assets was 7.94% compared to 7.54% for the three months ended March 31, 1999. The average cost of interest-bearing liabilities was 4.97% for the three months ended March 31, 2000 compared to 4.93% for the three months ended March 31, 1999. The average balance of interest-earning assets increased $8.8 million to $106.0 million for the three months ended March 31, 2000 from $97.2 million for the three months ended March 31, 1999. During this same period, the average balance of interest-bearing liabilities increased $8.7 million to $96.3 million for the three months ended March 31, 2000 from $87.6 million for the three months ended March 31, 1999.

Due to the increase in yield on the interest-earning assets and despite the increase in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.97% for the three months ended March 31, 2000 compared to 2.61% for the three months ended March 31, 1999. The average net interest margin was 3.42% for the three months ended March 31, 2000 compared to 2.61% for the three months ended March 31, 1999.

Provision for loan loss. Provision for loan loss increased $13,000 to $31,000 for the three months ended March 31, 2000 compared to $18,000 for the three months ended March 31, 1999. Washington Bancorp=s loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $503,000 or 0.62% of loans receivable, net at March 31, 2000 compared to $442,000 or 0.63% of loans receivable, net at March 31, 1999. The allowance for loan loss as a percentage of non-performing assets was 62.14% at March 31, 2000, as compared to 177.16% at March 31, 1999.

Noninterest income. Noninterest income increased $38,000 to $132,000 for the three months ended March 31, 2000 from $94,000 for the three months ended March 31, 1999. The increase is primarily due to an increase in bank service charges and fees of $29,000, an increase in investment center income of $12,000, and an increase in insurance commissions of $11,000 which was partially offset by a decrease in other noninterest income of $8,000, a decrease in security gains, net of $4,000 and a decrease in loan origination and commitment fees of $2,000.

Bank service charges and fees increased $29,000 to $92,000 for the three months ended March 31, 2000 from $63,000 for the three months ended March 31, 1999 primarily due to an increase in overdraft fee income and continued efforts in restructuring fee schedules. Investment center income generated $12,000 in income from the investment center opened in July of 1999. Insurance commissions increased $11,000 to $27,000 for the three months ended March 31, 2000 from $16,000 for the three months ended March 31, 1999 primarily due to fluctuations in the volume of sales of credit life and disability products.

Noninterest expense. Noninterest expense decreased $35,000 to $544,000 for the three months ended March 31, 2000 from $579,000 for the three months ended March 31, 1999. The decrease is primarily due to a $34,000 decrease in compensation and benefits, a $5,000 decrease in other noninterest expense and a $2,000 decrease in occupancy and equipment expense which was partially offset by a $5,000 increase in data processing expense, and a $1,000 increase in deposit insurance premiums.

The $34,000 decrease in compensation and benefits to $286,000 for the three months ended March 31, 2000 from $320,000 was primarily due to the reorganization of staff among the three full-service banking locations. The $5,000 decrease in other noninterest expense to $136,000 for the three months ended March 31, 2000 from $141,000 for the three months ended March 31, 1999 was primarily due to a decrease in office supply expense.

Results of Operations - Nine Months Ended March 31, 2000 As Compared To The Nine Months Ended March 31, 1999

Performance summary. Net income increased $266,000 to $787,000 for the nine months ended March 31, 2000 from $521,000 for the nine months ended March 31, 1999. The increase is primarily due to an increase in interest income of $553,000, an increase in noninterest income of $90,000, a decrease in noninterest expense of $9,000, and a decrease in provision for loan losses of $4,000, which was partially offset by an increase in interest expense of $194,000, and an increase in income tax expense of $196,000. For the nine months ended March 31, 2000, the annualized return on average assets was 0.97% as compared to 0.70% for the nine months ended March 31, 1999. The annualized return on average equity was 9.74% for the nine months ended March 31, 2000, as compared to 6.50% for the nine months ended March 31, 1999.

Net interest income. Net interest income increased $359,000 to $2.7 million for the nine months ended March 31, 2000 from $2.3 million for the nine months ended March 31, 1999. The increase is primarily due to the increase of $553,000 in interest income to $6.1 million for the nine months ended March 31, 2000 from $5.5 million for the nine months ended March 31, 1999, which was partially offset by an increase in interest expense of $194,000 to $3.4 million of the nine months ended March 31, 2000 from $3.2 million for the nine months ended March 31, 1999.

For the nine months ended March 31, 2000, the average yield on interest-earning assets was 7.89% compared to 7.77% for the nine months ended March 31, 1999. The average cost of interest-bearing liabilities was 4.90% for the nine months ended March 31, 2000 compared to 5.06% for the nine months ended March 31, 1999. The average balance of interest-earning assets increased $7.8 million to $102.5 million for the nine months ended March 31, 2000 from $94.7 million for the nine months ended March 31, 1999. During this same period, the average balance of interest-bearing liabilities increased $7.8 million to $92.9 million for the nine months ended March 31, 2000 from $85.1 million for the nine months ended March 31, 1999.

Due to the increase in yield on interest-earning assets and the decrease in rates paid on the interest-bearing liabilities, the average interest rate spread was 2.99% for the nine months ended March 31, 2000 compared to 2.71% for the nine months ended March 31, 1999. The average net interest margin was 3.44% for the nine months ended March 31, 2000 compared to 3.23% for the nine months ended March 31, 1999.

Provision for loan loss. Provision for loan loss decreased $3,000 for the nine months ended March 31, 2000 to $71,000 from $74,000 for the nine months ended
March 31, 1999. Washington Bancorp=s loan portfolio consists primarily of residential mortgage loans and it has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $503,000 or 0.62% of loans receivable, net at March 31, 2000 compared to $442,000 or 0.63% of loans receivable, net at March 31, 1999. The allowance for loan loss as a percentage of non-performing assets was 62.14% at March 31, 2000, as compared to 177.16% at March 31, 1999.

Noninterest income. Noninterest income increased $90,000 to $376,000 for the nine months ended March 31, 2000 from $286,000 for the nine months ended March 31, 1999. The increase is primarily due to an increase in bank service charges and fees of $67,000, an increase in insurance commissions of $15,000, an increase in investment center income of $19,000, an increase in other fee income of $15,000, and an increase in other noninterest income of $5,000 which was partially offset by a decrease in security gains, net of $15,000 and a decrease in loan origination and commitment fee of $1,000.

Bank service charges and fees increased $67,000 to $277,000 for the nine months ended March 31, 2000 from $208,000 for the nine months ended March 31, 1999 primarily due to an increase in overdraft fee income and continued efforts to restructure fee schedules. Investment center income was $19,000 due to the opening of an investment center in July 1999. Insurance commissions increased $15,000 to $53,000 for the nine months ended March 31, 2000 from $38,000 for the nine months ended March 31, 1999 primarily due to the fluctuations in the volume of sales of credit life and disability products. Other fee income increased $5,000 to $24,000 for the nine months ended March 31, 2000 from $19,000 for the nine months ended March 31, 1999 primarily due to an increase in the gain and income on real estate property and an increase in the penalty for early withdrawal on certificates of deposit..

Noninterest expense. Noninterest expense decreased $9,000 to $1.7 million for the nine months ended March 31, 2000 from $1.7 million for the nine months ended March 31, 1999. The decrease is primarily due to a $30,000 decrease in compensation and benefits and a $3,000 decrease in occupancy and equipment which was partially offset by an $11,000 increase in other noninterest expense, a $10,000 increase in data processing, and a $3,000 increase in deposit insurance premiums.

Compensation and benefits decreased $30,000 to $870,000 for the nine months ended March 31, 2000 from $900,000 for the nine months ended March 31, 1999 primarily due to the reorganization of staff among the three full-service banking locations. Other noninterest expense increased $11,000 to $438,000 for the nine months ended March 31, 2000 from $427,000 for the nine months ended March 31, 1999 primarily due to the examination expense incurred at Rubio. Data processing increased $10,000 to $76,000 for the nine months ended March 31, 2000 from $66,000 for the nine months ended March 31, 1999 primarily due to the cost of changing and maintaining the communication technology with the data processing center to frame relay from satellite.

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

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, other governmental agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 2000, Washington Federal's liquidity ratio was 16.89%.

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

The Banks anticipate that they will have sufficient funds available to meet current loan commitments. At March 31, 2000, Washington Federal had outstanding commitments to extend credit which amounted to $5.6 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $1.1 million.

Part II - Other Information

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities and Use of Proceeds.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              11   Computation of Earnings Per Share

              27   Financial Data Schedule

         (b)  Reports on Form 8-K

              No reports in Form 8-K have been filed during the quarter ended March 31, 2000

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Washington Bancorp
                                            (Registrant)

Date     May 10, 2000                       /s/ Stan Carlson
         ------------                       ------------------------------------
                                            Stan Carlson, President and Chief
                                              Executive Officer

Date     May 10, 2000                       /s/ Leisha A. Linge
         ------------                       ------------------------------------
                                            Leisha A. Linge, Vice President and
                                              Treasurer