Form 10KSB
period 2000-06-30
WASHINGTON BANCORP
filed 2000-09-29
CIK 1002907

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

     For the Fiscal Year Ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

     For the transition period from ___________________ to _____________________

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         The Issuer had $8,771,000 in revenues for the fiscal year ended June 30, 2000.

         As of September 27, 2000, there were issued and outstanding 538,134 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of September 18, 2000, was $7.2 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                       DOCUMENTS INCORPORATED BY REFERENCE

  Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2000.

      Part III of Form 10-KSB - Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders.

         Transitional Small Business Disclosure Format    YES        NO  X
                                                              ---       ---

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

         In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to the Company. Washington, on June 24, 1997, entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Brighton, Iowa ("Rubio") for an aggregate merger consideration of approximately $4.6 million. Rubio is held as a separate subsidiary of the Company. In January 1998, the Company became a bank holding company upon its acquisition of Rubio. In December 1998, Wellman Federal Savings, a full-service branch of Washington Federal, was opened in Wellman, Iowa. In September 2000, Richland Federal Savings, a full-service branch of Washington Federal, was opened in Richland, Iowa. The principal assets of the Company are Washington Federal and Rubio (collectively, the "Banks"). The Company presently has no separate operations and its business consists of the business of the Banks. Deposits of both institutions are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the fullest extent permitted by law and regulation.

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

         Rubio attracts deposits from the general public and businesses in its local market area. The deposits are primarily invested in U.S. government agencies, agricultural operating loans, commercial loans, one- to four-family residential real estate loans, and farm real estate loans. Rubio also makes commercial real estate loans, automobile loans, and other consumer loans.

         At June 30, 2000, the Company had assets of approximately $115.4 million, deposits of approximately $73.3 million and stockholders' equity of approximately $10.8 million.

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

         The Company wishes to caution readers not to place undue reliance on any such forward- looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

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

         At June 30, 2000, the Company's net loan portfolio totaled $84.0 million. Loans secured by first mortgages on one- to four-family residences totaled $50.8 million, or 60.0% of the Company's total loan portfolio at June 30, 2000. The Company originates and retains substantially all of its mortgage loan portfolio, and currently originates only a limited number of mortgage loans for sale to the secondary market.

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

         Loans to One Borrower. Washington Federal, a savings bank, is subject to the same limits as those applicable to national banks which, under current regulations, limit loans-to-one borrower to an amount equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Washington Federal's maximum loan-to-one borrower limit was approximately $1.0 million as of June 30, 2000. Washington Federal's largest amount outstanding to one borrower or group of related borrowers, as of that date, was a group of loans secured by agricultural real estate and agricultural operating loans in the aggregate amount of $757,000. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Rubio, a state bank, is subject to current regulations which limit loans-to-one borrower to an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital.) Rubio's maximum loan-to-one borrower limit was approximately $524,000 as of June 30, 2000. Rubio's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by agricultural real estate and agricultural operating loans in the aggregate amount of $470,000. All of the loans to this borrower have performed in accordance with their terms since their origination.

         Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated. All of the loans in the table have fixed interest rates, except for the commercial business loans which have adjustable rates, and certain adjustable rate one- to four-family real estate loans offered beginning in March 1996. The amount of adjustable rate one- to four-family loans totaled $12.3 million at June 30, 2000.

                                                                                  At June 30,
                                            ----------------------------------------------------------------------------------------
                                                 2000             1999                1998              1997              1996
                                            ---------------  ----------------   ----------------   ---------------  ----------------
                                            Amount  Percent  Amount   Percent    Amount  Percent   Amount   Percent  Amount  Percent
                                            ---------------  ----------------   ----------------   ----------------  ---------------
                                                                             (Dollars in Thousands)
Real Estate Loans:
-----------------
  One- to four-family ...................   $50,766   60.0%  $49,464    67.5%   $45,303    68.4%   $40,696   77.1%   $33,914   78.7%
  Home equity and second mortgage .......     2,431    2.9     1,258     1.7      1,164     1.7      1,233    2.3      1,569    3.6
  Multi-family and commercial real estate    13,727   16.2     8,612    11.8      7,411    11.2      4,775    9.1      2,896    6.7
  Other .................................        --     --        --      --         --      --         99    0.2        115    0.3
                                            ----------------------------------------------------------------------------------------
     Total mortgages ....................    66,924   79.1    59,334    81.0     53,878    81.3     46,803   88.7     38,494   89.3
  Construction loans ....................     1,782    2.1       796     1.1        152     0.2        694    1.3      1,119    2.6
                                            ----------------------------------------------------------------------------------------
     Total real estate loans ............    68,706   81.2    60,130    82.1     54,030    81.5     47,497   90.0     39,613   91.9
                                            ----------------------------------------------------------------------------------------
Commercial business loans ...............    10,963   12.9     8,714    11.9      8,164    12.3      2,715    5.2      1,546    3.6
                                            ----------------------------------------------------------------------------------------
Consumer Loans:
  Automobile ............................     4,142    4.9     3,161     4.3      3,065     4.6     1,899     3.6      1,134    2.6
  Deposit account .......................       825    1.0     1,245     1.7      1,014     1.6       645     1.2        822    1.9
                                            ----------------------------------------------------------------------------------------
     Total consumer loans ...............     4,967    5.9     4,407     6.0      4,079     6.2     2,544     4.8      1,956    4.5
                                            ----------------------------------------------------------------------------------------
Total loans .............................    84,636  100.0%   73,251   100.0%    66,273   100.0%   52,756   100.0%    43,115  100.0%
                                                     ======            ======             ======            ======            ======
Less:
  Allowance for loan losses .............       648              472                388               226               209
                                            -------          -------            -------           -------           -------
     Total loans receivable, net ........   $83,988          $72,779            $65,885           $52,530           $42,906
                                            =======          =======            =======           =======           =======

There are no foreign loans outstanding for any of the years presented.

         Loan Maturities. The following schedule illustrates the contractual maturity and weighted average rates of the Company's loan portfolio at June 30, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                    Real Estate
                       ------------------------------------
                                                                Commercial
                           Mortgage         Construction         Business            Consumer              Total
                       ------------------  ----------------  -----------------   -----------------  -------------------
                                 Weighted          Weighted           Weighted            Weighted             Weighted
                                 Average           Average            Average             Average              Average
                         Amount    Rate    Amount    Rate     Amount    Rate     Amount    Rate      Amount     Rate
                       ------------------------------------------------------------------------------------------------
                                                               (In Thousands)
     Due During
    Period Ending
      June 30,
---------------------

2001.................  $10,913    8.64%    $1,782    7.90%    $ 7,055    9.28%   $1,196    10.52%   $20,946     8.90%
2002.................   12,650    8.39        ---     ---         826    8.37       868    10.61     14,344     8.58
2003.................   16,287    8.57        ---     ---       1,112    8.99     1,326    10.33     18,725     8.72
2004 and 2005........    5,147    8.46        ---     ---       1,060    8.93     1,542    10.10      7,749     8.85
2006 to 2010.........    4,035    8.04        ---     ---         624    9.37        29     7.45      4,688     8.21
2011 to 2015.........    7,080    8.05        ---     ---         286    9.10         6     9.24      7,372     8.09
2016 and thereafter..   10,812    8.21        ---     ---         ---     ---       ---      ---     10,812     8.21
                       -------             ------             -------            ------             -------
                       $66,924             $1,782             $10,963            $4,967             $84,636
                       =======             ======             =======            ======             =======

         As of June 30, 2000, the total amount of loans due after June 30, 2001 which have predetermined interest rates was $51.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $12.3 million.

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

         The Company originates loans for its own portfolio and originates a limited number of loans for sale on the secondary market. Washington Federal originated two one- to four-family real estate loans for the secondary market during fiscal 2000. Washington Federal originated six 90% Farm Service Agency, Guaranteed Farm Ownership, and Guaranteed Operation Loans totaling $1.3 million during fiscal year 2000. Rubio originated two 90% Farm Service Agency, Guaranteed Farm Ownership, and Guaranteed Operation Loans totaling $451,000 during fiscal year 2000. The loans are backed by 90% guarantees of the U.S. government.

         In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                                     Year Ended June 30,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------------------------------
                                                                   (Dollars in Thousands)
Originations by type:
--------------------
Real estate
  One- to four-family .....................................   $ 12,869    $ 22,118    $ 15,744
   Home equity and second mortgage ........................      1,072         992       1,036
   Multi-family and commercial real estate ................      9,070       5,860       5,177
   Construction ...........................................      3,914       1,623         686
Non real estate
   Commercial business ....................................     10,906       6,827       6,348
   Consumer ...............................................      4,748       4,728       3,142
                                                              --------    --------    --------
      Total loans originated ..............................     42,579      42,148      32,133
Loans sold to secondary market ............................       (157)       (522)     (1,474)
Principal (repayments) ....................................    (31,037)    (34,648)    (25,096)
Balance of loans outstanding, net from acquisition of Rubio         --          --       7,849
Increase in allowance for loan losses .....................       (175)        (84)        (57)
                                                              --------    --------    --------
Net increase (decrease) ...................................   $ 11,210    $  6,894    $ 13,355
                                                              ========    ========    ========

         One- to Four-Family Residential Mortgage Lending. The Company's primary lending activity consists of the origination of residential mortgage loans secured by property located in the Company's market area of Washington County, Iowa and adjoining counties. The Company will not normally originate any loan which exceeds 85% of the lesser of the appraised value or selling price of the mortgaged property.

         The Company primarily originates three year balloon mortgage loans with an amortization of up to 25 years. Interest rates charged on mortgage loans are competitively priced based on market conditions and the Company's cost of funds. The Company generally does not charge origination fees for loans. The Company originates its loans for its own portfolio and originates a limited number of loans for sale to the secondary market. Accordingly, the Company's portfolio lending may not conform to secondary market guidelines, such as Freddie Mac's guidelines, primarily as they relate to appraisal requirements. It is the current policy of the Company to remain primarily a portfolio lender.

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

         Home Equity and Second Mortgage Lending. The Company originates home equity and second mortgage improvement loans. Home equity and second mortgage loans, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value. Generally, such loans have a maximum term of up to three years with an amortization of up to 15 years. As of June 30, 2000, home equity and second mortgage loans amounted to $2.4 million which represented 2.9% of the Company's total loan portfolio.

         Multi-Family and Commercial Real Estate Loans. The Company has historically engaged in a limited amount of multi-family and commercial real estate lending. Generally such loans have a term of three years and an amortization of up to 25 years, and have loan-to-value ratios of up to 80%. At June 30, 2000, $13.7 million or 16.2% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate and commercial real estate, including primarily farm real estate and one- to four-family housing developments. All of the Company's multi-family and commercial real estate loans are secured by properties located in its market area. The largest multi-family and commercial real estate loan as of June 30, 2000 totaled $389,000, and was secured by farm land and buildings. The loan has performed in accordance with its terms since origination.

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

         Construction Loans. The Company makes construction loans primarily to individuals for the construction of single-family residences. At June 30, 2000, construction loans amounted to $1.8 million, or 2.1% of the Company's total loan portfolio. Construction loan rates are fixed at prime- based during the construction period. The terms of these loans are generally six months with an option to renew for an additional six months, at which time the loans are due. During the construction period, only interest payments are due, and on a case-by-case basis, the Company may allow the payment of interest from loan proceeds. The Company construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Company periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Company's market area.

         Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. The
Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the construction. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a property having a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and economic conditions. As of June 30, 2000, the Company had two speculative loans to builders secured by the property being constructed totaling $335,000.

         Commercial Business Lending. At June 30, 2000, $11.0 million or 13.0% of the Company's total loans were comprised of commercial business loans. The Company's current commercial business lending portfolio is predominantly secured by accounts receivable, inventory, and equipment. The Company's agricultural loan portfolio, totaling $6.2 million at June 30, 2000, is primarily secured by livestock, growing crops, machinery and equipment. The largest commercial business loan totaled $296,000 at June 30, 2000.

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

         Consumer Lending. The Company offers a variety of consumer loans, including automobile loans and loans secured by deposits. The Company currently originates substantially all of its consumer loans in its market area, generally to its existing customers. At June 30, 2000, the Company's consumer loan portfolio totaled $5.0 million or 5.9% of its total loan portfolio.

         The largest component of the Company's consumer loan portfolio consists of automobile loans. The Company originates new and used automobile loans on a direct basis, where the Company extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to 90% of the purchase price or the vehicle's published value, whichever is less. At June 30, 2000, the Company's automobile loans totaled $4.1 million or 4.9% of the Company's total loan portfolio.

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

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2000, $29,000 of the Company's consumer loans were non-performing. See "-- Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

Asset Quality

         Loan Delinquencies. The Company's collection procedures provide that when a mortgage loan is 15 days past due, a notice of nonpayment is sent. If payment is still delinquent after 30 days, the customer will receive letters and/or telephone calls from a representative of the Company. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, a notice of right to cure default is mailed to the customer giving 30 additional days to bring the account current before foreclosure is commenced. The loan committee meets regularly to determine when foreclosure proceedings should be initiated and the customer is notified when foreclosure has been commenced.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of category at June 30, 2000. The amounts presented represent the total remaining principal balances of the elapsed loans, rather than the actual payment amounts which are overdue.

                                               Loans Delinquent at June 30, 2000 for:
                       -------------------------------------------------------------------------------------
                            30-59 Days            60-89 Days        90 Days & Over             Total
                       ---------------------  -------------------  -------------------  ---------------------
                       No.    Amt.   Percent  No.   Amt.  Percent  No.   Amt.  Percent  No.   Amt.   Percent
                       ---------------------  -------------------  -------------------  ---------------------
                                                     (Dollars in Thousands)
Real Estate:
  Mortgage Loans...     20    $751     77.9%  12    $479    84.6%   5    $164    43.6%  37   $1,394     73.1%
Consumer...........     26      88      9.1   13      58    10.3   19      29     7.7   58      175      9.2
Commercial Business     17     125     13.0   12      29     5.1    4     183    48.7   33      337     17.7
                        --------------------  -------------------  -------------------  ---------------------
Total..............     63    $964    100.0%  37    $566   100.0%  28    $376   100.0%  128  $1,906    100.0%
                        ====================  ===================  ===================  =====================

         Non-Performing Assets. The following table sets forth information regarding accruing loans delinquent more than 90 days and foreclosed assets. Loans are reviewed on a monthly basis and are generally placed on a non-accrual status when the loan becomes more than 90 days delinquent and, in the opinion of management, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income. Subsequent payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan. For all years presented, in the opinion of management, the collection of additional interest on all loans delinquent more than 90 days is not doubtful. Therefore, there are no nonaccruing loans. For all years presented, the Company had no troubled debt restructurings (which involved forgiving a portion of interest or principal on any loans or making loans at a rate materially less than that of market rates).

                                                             At June 30,
                                                       -------------------------

                                                       2000      1999      1998
                                                       -------------------------
                                                         (Dollars in Thousands)

Accruing loans delinquent more than 90 days:
    Mortgage .....................................     $164      $144      $  6
    Consumer .....................................       29         7        39
    Commercial business ..........................      183         4        44
Foreclosed assets:
    One- to four-family ..........................       --        39        --
    Nonresidential real estate ...................      271       132        --
                                                       ----      ----      ----
Total non-performing assets ......................     $647      $326      $ 89
                                                       ----      ====      ====

Total as a percentage of total assets ............     0.56%     0.32%     0.09%
                                                       ====      ====      ====

         Other Loans of Concern. In addition to the non-performing loans set forth in the table above, as of June 30, 2000, there was $1.5 million of loans designated as special mention for which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest loan classified as special mention had an outstanding balance of $154,000 on June 30, 2000, and was secured by land for development of one- to four-family residences.

         Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

         The Company records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, the Company can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure. There may be significant other expenses incurred such as attorney and other extraordinary servicing costs involved with in substance foreclosures. The Company had two foreclosed real estate properties at June 30, 2000. One property has a pending purchase agreement and the other is currently being rented and has a pending purchase agreement.

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

         When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At June 30, 2000, the Company had classified $830,000 of its assets as substandard, and $10,000 as doubtful as compared to $199,000 and $0 at June 30, 1999 classified as substandard and doubtful, respectively.

Allowances for Loan Losses

         It is management's policy to provide for losses on unidentified loans in its loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. The allowance for loan losses was $648,000, or as a ratio of total loans was 0.77%, at June 30, 2000.

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

                                                           At June 30,
                               ---------------------------------------------------------------------
                                       2000                   1999                     1998
                               --------------------    --------------------     --------------------
                                         Percent of             Percent of               Percent of
                                          Loans in               Loans in                 Loans in
                                            Each                   Each                     Each
                                        Category to             Category to              Category to
                               Amount   Total Loans    Amount   Total Loans     Amount   Total Loans
                               ---------------------------------------------------------------------
                                                    (Dollars in Thousands)
Mortgage Loans ..............   $403       81.2%        $205       82.1%        $168        81.5%
Commercial Business Loans ...    152       12.9          155       11.9          141        12.3
Consumer Loans ..............     86        5.9           74        6.0           61         6.2
Unallocated .................      7         --           38         --           18          --
                                --------------------------------------------------------------------
                                $648      100.0%        $472      100.0%        $388       100.0%
                                ====================================================================

         Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated:

                                                                               Year Ended June 30,
                                                                           -------------------------
                                                                            2000     1999      1998
                                                                           -------------------------
                                                                            (Dollars in Thousands)

Balance at beginning of period .........................................   $ 472     $ 388     $ 226
Balance of the allowance for loan losses of Rubio at date of acquisition      --        --       105
Charge offs:
    Mortgage ...........................................................      --        --        --
    Consumer ...........................................................     (44)      (47)      (46)
                                                                           -----     -----     -----
       Total charge offs ...............................................     (47)      (47)      (46)
Recoveries .............................................................      33        18        14
                                                                           -----     -----     -----
Net charge offs ........................................................     (11)      (29)      (32)
                                                                           -----     -----     -----
Provisions charged to operations .......................................     187       113        89
                                                                           -----     -----     -----
Balance at end of period ...............................................   $ 648     $ 472     $ 388
                                                                           =====     =====     =====

Ratio of net charge offs during the period to average loans outstanding
 during the period .....................................................     .01%      .04%      .05%
                                                                           =====     =====     =====

Ratio of net charge offs during the period to  average nonperforming
 assets ................................................................    2.16%     14.8%    35.30%
                                                                           =====     =====     =====

Investment Activities

         The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Federal Regulation of Savings Associations" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders attached hereto as Exhibit 13. The Company has continuously maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At June 30, 2000, the Company had an investment portfolio of approximately $24.1 million, consisting primarily of U.S. government agency obligations and corporate securities. To a lesser extent, the portfolio also includes mortgage-backed and related securities, municipal bonds, and FHLB stock, as permitted by federal banking regulations. The Company classifies its investments as held to maturity or available for sale.

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

                                                                      At June 30,
                                          --------------------------------------------------------------
                                                  2000                 1999                1998
                                          -------------------  -------------------- --------------------
                                           Book    Percent of    Book    Percent of   Book    Percent of
                                           Value      Total      Value      Total     Value      Total
                                          -------------------  -------------------- --------------------
                                                                 (Dollars in Thousands)
Investment Securities:
   Available for sale (1):
       U.S. treasury securities .......   $   300      1.24%   $ 1,708     7.65%    $ 6,337     30.08%
       U.S. government agencies .......    16,056     66.60     13,623    61.05       6,770     32.14
       State and political subdivisions       326      1.35        439     1.97         348      1.65
       Mortgage-backed securities .....      --          --         --       --          51      0.24
       Corporations ...................     4,920     20.41      4,925    22.07       5,616     26.66
                                          --------------------------------------------------------------------------
             Total Available for Sale .    21,602     89.61     20,695    92.74      19,122     90.78
                                          -----------------------------------------------------------

  Held to maturity(1):
       State and political subdivisions       775      3.21        761     3.41      1,131      5.37
       Mortgage-backed securities .....        --        --         --       --         --        --
                                          -----------------------------------------------------------
             Total held to maturity ...       775      3.21        761     3.41      1,131      5.37
                                          -----------------------------------------------------------
         Total Investment Securities ..    22,377     92.82     21,456    96.15     20,253     96.15
                                          -----------------------------------------------------------

FHLB Stock ............................     1,730      7.18        860     3.85        812      3.85
                                          -----------------------------------------------------------

        Total Investment Securities ...
          and FHLB Stock ..............   $24,107    100.00%   $22,316  100.00%     21,065    100.00%
                                          ===========================================================

Average remaining life of investment
  securities (excluding FHLB Stock) ...  4.3 years           3.9 Years            2.4 Years

Interest-Earning Assets:
   Interest-bearing deposits with
   banks ..............................   $ 1,859    100.00%   $  901   100.00%    $ 1,859    100.00%
                                          ===========================================================
 --------------------

(1) Securities classified as available for sale were carried at fair value at June 30, 2000, 1999 and 1998. Securities classified as held to maturity were carried at historical cost at all respective dates.


         The fair value of the available for sale investment portfolio at June 30, 2000 was $21.6 million resulting in an unrealized loss, net of income tax, at that date of approximately $448,000.

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

         Investment Portfolio Maturities. The following table sets forth certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio at June 30, 2000.

                                                       At June 30, 2000
                                  ----------------------------------------------------------
                                        Book Value of Investment Securities Maturing In
                                  ----------------------------------------------------------
                                                                                    Total
                                  Less Than                              Over     Investment
                                    1 Year    1- 5 Years  5-10 Years   10 Years   Securities
                                  ----------------------------------------------------------
                                                    (Dollars in Thousands)
U.S. treasury securities .......   $   300      $    --    $    --     $    --     $   300
U.S. government agencies .......       940       11,760      2,182       1,174      16,056
State and political subdivisions       324          389        294          94       1,101
Corporations ...................        --        3,970        950          --       4,920
                                   ----------------------------------------------------------
     Total .....................   $ 1,564      $16,119    $ 3,426     $ 1,268     $22,377
                                   ==========================================================

Weighted average yield .........      5.64%       6.07%      7.05%       7.78%       6.29%
                                   ==========================================================

Sources of Funds

         General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company had $30.2 million in FHLB advances outstanding at June 30, 2000.

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

         Savings accounts constituted $5.5 million, or 7.3% of the Company's deposit portfolio at June 30, 2000. Certificates of deposit constituted $46.7 million or 61.7% of the deposit portfolio of which $3.6 million or 3.5% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. MMDA accounts constituted $11.6 million or 15.3% of the Company's deposit portfolio at June 30, 2000. As of June 30, 2000, the Banks had no brokered deposits. At June 30, 2000, transactions deposits were $9.5 million or 12.5% of total deposits.

         Savings Deposit Activities. The following table sets forth the savings activity at the Banks during the period indicated.

                                                           Year Ended June 30,
                                                   ---------------------------------
                                                     2000         1999       1998
                                                   ---------------------------------
                                                         (Dollars in Thousands)

Opening balance ................................   $ 75,689     $ 66,595    $ 44,754
Balance of deposits of Rubio at acquisition ....         --           --      19,959
Net increase (decrease) before interest credited     (4,576)       6,647         (33)
Interest credited ..............................      2,184        2,447       1,915
                                                   --------     --------    --------
Ending balance .................................   $ 73,297     $ 75,689    $ 66,595
                                                   ========     ========    ========

Net increase (decrease) ........................   $ (2,932)    $  9,094    $ 21,841
                                                   ========     ========    ========

Percent increase (decrease) ....................      (3.16)%      13.66%       48.8%
                                                   ========     ========    ========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Banks for the periods indicated.

                                                                    June 30,
                                            --------------------------------------------------------
                                                   2000              1999                1998
                                            ------------------  -----------------  -----------------
                                                      Percent            Percent            Percent
                                             Amount   of Total  Amount   of Total  Amount   of Total
                                            ------------------  -----------------  -----------------
                                                              (Dollars in Thousands)
Transactions and Savings Deposits
-----------------------------------------
Demand and NOW Accounts (0.00%-3.35%) ...   $ 9,459    12.83%   $8,536   11.22%    $ 8,246    12.31%
Money Market Accounts (2.30% - 5.00%) ...    11,580    15.71    11,471   15.08      10,473    15.63
Passbook Savings Accounts (2.30% - 3.00%)     5,531     7.50     5,728    7.53       5,537     8.26
                                            ---------------------------------------------------------
Total Non-Certificates ..................    26,570    36.04    25,735   33.83      24,256    36.20
                                            ---------------------------------------------------------

Certificates

2.00% - 3.00% ...........................       260     0.35       361    0.47         155     0.23
3.01% - 4.00% ...........................       185     0.25        --      --          --       --
4.01% - 5.00% ...........................     9,843    13.35    11,423   15.01       2,550     3.81
5.01% - 6.00% ...........................    21,965    29.80    31,959   42.01      32,583    48.63
6.01% - 7.00% ...........................    14,473    19.63     6,211    8.17       7,050    10.52
                                            ---------------------------------------------------------
Total Certificates ......................    46,726    63.39    49,954   65.66      42,339    63.19
                                            ---------------------------------------------------------
Accrued Interest ........................       421     0.57       388    0.51         409     0.61
                                            ---------------------------------------------------------
Total Deposits and Accrued Interest .....   $73,717   100.00%  $76,077  100.00%    $67,004   100.00%
                                            =========================================================

         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 2000.

                        0.00-      4.01-      5.01-     6.01-              Percent of
                        4.00%      5.00%      6.00%     7.00%      Total     Total
                       --------------------------------------------------------------
                                          (Dollars in Thousands)
Certificate accounts
  maturing in quarter
  ending:
---------------------
September 30, 2000    $    29    $ 2,525    $ 3,450    $ 3,121    $ 9,215     19.72%
December 31, 2000 .       130      2,621      2,096      1,750      6,597     14.12
March 31, 2001 ....       269      2,230        545      5,449      8,493     18.18
June 30, 2001 .....        18      1,064      2,730      2,426      6,238     13.35
September 30, 2001         --        384      5,611        300      6,296     13.47
December 31, 2001 .        --        463      2,962        231      3,656      7.82
March 31, 2002 ....        --         51        696         --        747      1.60
June 30, 2002 .....        --        208        664         43        915      1.96
September 30, 2002         --        122        675         --        797      1.71
December 31, 2002 .        --        121      1,006        514      1,641      3.51
March 31, 2003 ....        --         53        172        539        764      1.64
June 30, 2003 .....        --          1         64          0         74      0.16
Thereafter ........        --         --      1,203          1      1,294      2.77
                      ---------------------------------------------------------------
Total .............   $   446    $ 9,843    $21,964    $14,473    $46,726    100.00%
                      ================================================================

   Percent of Total     0.95%     21.07%     47.01%     30.97%   100.00%
                      ==================================================

         The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2000.

                                                      MATURITY
                                 -----------------------------------------------
                                 3 Months  Over 3- 6  Over 6-12  Over 12
                                 or Less    Months      Months   Months    Total
                                 -----------------------------------------------
                                              (Dollars in Thousands)

Certificates of Deposit less
  than $100,000 ...............  $ 8,715   $ 6,025   $13,640   $15,745   $44,125
Certificates of Deposit of
  $100,000 or More ............      500       572     1,091       438     2,601
                                 -----------------------------------------------
Total Certificates of Deposit .  $ 9,215   $ 6,597   $14,731   $16,183   $46,726
                                 ===============================================

Borrowings

         Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. In addition, Washington Federal may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of Washington Federal's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Company, if the need arises, may also access the Federal Reserve discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2000 Washington Federal had $30.2 million of borrowings.

         The following table sets forth the maximum month-end balance and average balance of FHLB advances at and for the dates indicated.

                                            At and For the Year Ended June 30,
                                         ---------------------------------------
                                           2000           1999            1998
                                         ---------------------------------------
                                                 (Dollars in Thousands)

Maximum Balance ................         $30,193         $16,628         $15,724

Average Balance ................         $23,441         $15,537         $11,519

         The following table sets forth certain information as to Washington Federal's FHLB advances at the dates indicated.

                                                             June 30,
                                                  ------------------------------
                                                    2000      1999        1998
                                                  ------------------------------

                                                     (Dollars in Thousands)

FHLB Advances ...............................     $30,193    $15,706    $15,724
Weighted average interest rate during the
  period of FHLB advances ...................       5.89%      5.68%      5.55%
Weighted average interest rate at end of
  period of FHLB advances ...................       6.38%      5.66%      5.54%

Competition

         Washington Federal is one of five financial institutions serving its immediate market area of Washington, Iowa. The competition for deposit products comes from two banks owned by multi- bank holding companies, a local independent community bank and a credit union. Deposit competition also includes a number of insurance products sold by local agents, and investment products such as mutual funds and other securities sold by local and regional brokers. Loan competition varies depending upon market conditions.

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

         Richland Federal Savings, a division of Washington Federal, is one of two financial institutions serving its immediate market area of Richland, Iowa. The competition for deposits comes from a branch owned by a large multi-bank holding company as well as financial institutions in outlying communities. The closest community is approximately ten miles away and has three banks owned by multi-bank holding companies, a local independent bank and three credit unions. Loan competition varies depending upon market conditions.

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

Subsidiary Activity

         Washington Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 2000, Washington Federal was authorized to invest up to approximately $1.6 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

         Washington Federal has one wholly owned subsidiary. The subsidiary conducts business under the name of Washington Financial Services, Inc. ("Washington Financial"). Washington Federal's investment in its subsidiary totaled $138,000 at June 30, 2000. The subsidiary's source of income is brokerage fees, and it had net income of $18,000, $23,000 and $24,000 for the years ended June 30, 2000, 1999 and 1998, respectively. The primary activity of the subsidiary is the brokering of credit life and disability insurance products. In addition, Washington Federal has an arrangement with Eagle One Investment Group ("Eagle One") to provide support for Washington Financial's investment services office. Washington Financial began offering non-insured investment products to meet the needs of current customers and the community on July 1, 1999. Eagle One is a locally- owned investment firm with offices in banks throughout the Midwest. Eagle One offers investment options to include stocks, bonds, mutual funds, tax-advantaged investments and insurance. Washington Financial is the only Eagle One retail office in Washington Federal's market area.

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

         Regulation of Savings Associations and Savings Banks. The OTS has extensive authority over the operations of savings associations. As part of this authority, Washington Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. Under agency scheduling guidelines, it is likely that another examination will be initiated within 18 months. When these examinations are conducted by the OTS and the FDIC, the examiners may require Washington Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2000 was $26,000. Rubio is subject to similar regulation and oversight by the ISB and the FRB.

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

         In addition, the investment, lending and branching authority of Washington Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Rubio is subject to similar restrictions under state law and federal law. Federal savings associations are also generally authorized to branch nationwide regardless of state law whereas Iowa chartered banks, such as Rubio, are subject to certain state law restrictions. At June 30, 2000 Washington Federal and Rubio were in compliance with the noted restrictions.

         Washington Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Rubio's general permissible lending limit for loans-to-one borrower is an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital). At June 30, 2000, Washington Federal's and Rubio's lending limit under these restrictions were $1.0 million and $524,000, respectively. Washington Federal and Rubio are in compliance with the loans-to-one- borrower limitation.

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

For fiscal 2000, the SAIF insurance premium range was 0 to 27 basis points per $100 of domestic deposits. Washington Federal qualified for the minimum SAIF assessment.

         In addition, insured institutions are required to pay a Financing Corporation (FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 2.08 basis points for each $100 in domestic deposits for both BIF and SAIF-insured deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the years 2017 through 2019.

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

         The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 2000, Washington Federal did not have any intangible assets and an excludable valuation allowable, net of tax of $377,000.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2000, Washington Federal had one excludable subsidiary.

         At June 30, 2000, Washington Federal had tangible capital of $7.4 million, or 7.97% of adjusted total assets, which is approximately $5.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The OTS capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition allows it to maintain a 3% ratio. At June 30, 2000, Washington Federal had no intangibles which were subject to these tests.

         At June 30, 2000, Washington Federal had core capital equal to $7.4 million, or 7.97% of adjusted total assets, which is $3.7 million above the minimum leverage ratio requirement of 4% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a saving association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2000, Washington Federal had no capital instruments that qualify as supplementary capital and $461,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to- value ratio and reciprocal holdings of qualifying capital instruments. Washington Federal had $21,000 of such exclusions from capital and assets at June 30, 2000.

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

         On June 30, 2000, Washington Federal had total capital of $7.8 million and risk-weighted assets of $63.4 million or total capital of 12.32% of risk-weighted assets. This amount was $2.7 million above the 8% requirement in effect on that date.

         Rubio is subject to capital requirements similar to those required of Washington Federal. At June 30, 2000, Rubio had Tier 1 or leverage capital of $2.4 million, or 10.56% of average total assets, which is approximately $1.7 million above the minimum requirement of 3% of average total assets in effect on that date.

         At June 30, 2000, Rubio had Tier 1 risk-based capital of $2.4 million, or 15.44% of total risk- based assets, which is approximately $1.8 million above the minimum requirement of 4% of total risk-based assets in effect on that date.

         At June 30, 2000, Rubio had risk-based capital of $2.6 million, or 16.63% of total risk-based assets, which is approximately $1.3 million above the minimum requirement of 8% of total risk- based assets in effect on that date.

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

         Liquidity. All savings associations, including Washington Federal, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what Washington Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. This liquid asset ratio requirement may vary from time to time depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 4%. Rubio has no liquidity requirement. At June 30, 2000, Washington Federal had a liquidity ratio of 17.2%.

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

         Qualified Thrift Lender Test. All savings associations, including Washington Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2000, Washington Federal met the test and has always met the test since its effectiveness.

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

         Transactions with Affiliates. Generally, transactions between an FDIC-insured institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Washington Federal and Rubio include the Company and any company which is under common control with Washington Federal and Rubio. Directors, officers or controlling persons are also subject to regulations that restrict loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals, except if the loans are made pursuant to an employee benefit plan. At June 30, 2000, Washington Federal and Rubio were in compliance with the above restrictions.

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

         Additionally, since June 1, 1997, the federal banking agencies have been authorized to approve interstate merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks opts out of the Riegle-Neal Act by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of- state banks. States were also permitted to allow such transactions before such time by enacting authorizing legislation. Interstate acquisitions of branches or the establishment of a new branch is permitted only if the law of the state in which the branch is located permits such acquisitions. Interstate mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration amounts described above. Iowa permits interstate branching only by merger.

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

         Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2000, Washington was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

         Depository institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require such institutions to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. Washington Federal and Rubio are members of the FHLB of Des Moines, which is one of 12 regional FHLBs, that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. These policies and procedures are subject to the regulation and oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, Washington Federal and Rubio are required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2000, Washington Federal had an aggregate of $1.7 million and Rubio had an aggregate of $74,000 in FHLB stock, which was in compliance with this requirement. In past years, Washington Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 6.87% and were 6.55% for fiscal year 2000.

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

         In August 1996, legislation was enacted that repealed the percentage of taxable income method of accounting used by many thrifts, including Washington Federal, to calculate their bad debt reserve for federal income tax purposes. As a result, large thrifts must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post- 1987 tax years. The legislation also requires thrifts to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995. The recapture will occur over a six-year period, the commencement of which was delayed until the first taxable year beginning after December 31, 1997, for institutions which met certain residential lending requirements. The management of the Company and Washington Federal do not believe that the legislation will have a material impact on the Company or Washington Federal.

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

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2000 Washington Federal's Excess for tax purposes totaled approximately $244,000.

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

         Stan Carlson, age 43, was appointed President and Chief Executive Officer of Washington Federal in 1993 and President of Rubio in 2000. Prior to joining Washington Federal, he was Executive Vice President of Northwoods State Bank, Northwoods, Iowa.

         Chris Davies, age 45, became Vice President and Chief Executive Officer of Rubio Savings Bank of Brighton in 2000. From 1983 to 2000, he was Vice President and Cashier of Rubio. Prior to joining Rubio, he was Vice President of Seymour State Bank, Seymour, Iowa.

         Dean Edwards, age 65, retired in 1999 and had been an employee of Rubio since 1953. He was appointed President and Chief Executive Officer of Rubio in 1966. Mr. Edwards serves as a director of the Company.

         Jeff Johnson, age 41, became Vice President of Washington Federal primarily responsible for the Bank's lending department in June 1995. Prior to that time, he was branch manager with Midland Savings Bank, Des Moines, Iowa.

         Leisha A. Linge, age 36, became Executive Vice President of Washington Federal in 1999 and has acted as the financial and accounting officer since 1995. From 1992 to 1995 she was a loan officer for Washington Federal.

Employees

         As of June 30, 2000, the Company had 27 full time and 12 part-time and seasonal employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is satisfactory.


Item 2.           Description of Property

         The Company conducts its business at its main offices. The Company's total investment in offices, office property and equipment is $1.6 million with a net book value of $818,000 at June 30, 2000. The following table sets forth information regarding the Company's properties:

                                                   Net Book Value
                                                  of Real Property
                                   Leased/   or Leasehold Improvements     Year
                                    Owned         at June 30, 2000        Opened
                                   ---------------------------------------------

Washington Federal Locations:
Main Office
102 East Main Street
Washington, Iowa                    Owned             $188,000             1976

Drive-thru
220 East Washington Street
Washington, Iowa                    Owned             $210,000             1994

Wellman Branch Office
801 6th Street
Wellman, Iowa                       Owned             $ 66,000             1999

Rubio Location:

Main Office
122 East Washington
Rubio, Iowa                         Owned             $203,000             1984

The branch location for the
new Richland office was acquired
subsequent to June 30, 2000

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

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2000.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Pages 53 and 54 of the attached 2000 Annual Report to Stockholder is herein incorporated by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operations

         Pages 6 to 18 of the attached 2000 Annual Report to Stockholders are herein incorporated by reference.

Item 7.  Financial Statements

         Pages 19 to 51 of the Company's 2000 Annual Report to Stockholders are herein incorporated by reference.

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

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2000, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits:
         -------------

                                                                             Reference to
                                                                            Prior Filing or
    Regulation S-B                                                          Exhibit Number
    Exhibit Number                     Document                             Attached Hereto
-------------------------------------------------------------------------------------------
          2          Plan of Acquisition, Reorganization, Arrangement,          None
                     Liquidation or Succession

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

         (b)  Reports on Form 8-K:
         ------------------------

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WASHINGTON BANCORP

Date:  September 28, 2000               By: /s/ Stan Carlson
       ------------------               ----------------------------------------
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

/s/ Stan Carlson                              /s/ Rick R. Hofer
----------------------------------------      ----------------------------------
Stan Carlson, President, Chief Executive      Rick R. Hofer, Director
 Officer and Director

Date: September 28, 2000                      Date: September 28, 2000
     -----------------------------------            ----------------------------


/s/ Myron L. Graber                           /s/ Richard L. Weeks
----------------------------------------      ----------------------------------
Myron L. Graber, Director                     Richard L. Weeks, Director

Date: September 28, 2000                     Date: September 28, 2000
     -----------------------------------           -----------------------------


/s/ Mary Levy                                 /s/ James D. Gorham
----------------------------------------      ----------------------------------
Mary Levy, Director                           James D. Gorham, Director

Date: September 28, 2000                      Date: September 28, 2000
     -----------------------------------           -----------------------------


/s/ J. Richard Wiley                          /s/ Leisha A. Linge
----------------------------------------      ----------------------------------
J. Richard Wiley, Chairman of the Board       Leisha A. Linge, Executive Vice
                                                President and Treasurer
                                              (Principal Financial and
                                                Accounting Officer)

Date: September 28, 2000                      Date: September 28, 2000
     -----------------------------------            ----------------------------


/s/ Dean Edwards
----------------------------------------
Dean Edwards, Director

Date: September 28, 2000
     -----------------------------------