Form 10QSB
period 2000-09-30
WASHINGTON BANCORP
filed 2000-11-14
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                                         OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _______________

                         Commission file number 0-25076
                         ------------------------------

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [X]

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practicable date.

Common Stock, $.01 par value 535,426 shares outstanding as of November 8, 2000

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition

                  at September 30, 2000 and June 30, 2000

                  Consolidated Statements of Income for the

                  three months ended September 30, 2000 and 1999

                  Consolidated Statements of  Comprehensive Income

                  for the three months ended September 30, 2000 and 1999

                  Consolidated Statements of Cash Flows for the three months ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

         Exhibits

Item 1.  Consolidated Financial Statements

Washington Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

                                                        September 30,       June 30,
Assets                                                      2000              2000
--------------------------------------------------------------------------------------
Cash and cash equivalents
      Interest-bearing ..............................   $   2,650,354    $   1,859,278
      Noninterest-bearing ...........................       1,030,787          990,107
Investment securities:
      Held to maturity ..............................         774,080          774,629
      Available- for- sale ..........................      21,479,281       21,602,351
Federal funds, sold .................................         125,000          110,000
Loans receivable, net of allowance for loan losses
      of $657,416 in September 2000 and $647,605
      in June 2000 ..................................      84,775,512       83,988,473
Accrued interest receivable .........................       1,646,722        1,463,838
Federal Home Loan Bank Stock ........................       1,756,200        1,729,600
Foreclosed real estate ..............................         344,528          271,302
Premises and equipment, net .........................         919,441          818,228
Goodwill ............................................       1,162,323        1,185,964
Other assets ........................................         506,447          628,668
                                                        -------------    -------------
      Total assets ..................................   $ 117,170,675    $ 115,422,438
                                                        =============    =============

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------
Deposits
      Noninterest-bearing ...........................   $   3,678,739    $   4,145,248
      Interest -bearing .............................      70,696,672       69,151,849
                                                        -------------    -------------
           Total deposits ...........................      74,375,411       73,297,097
Borrowed funds ......................................      30,975,016       30,193,250
Advances from borrowers for taxes and insurance .....          49,600          249,683
Accrued expenses and other liabilities ..............         710,931          632,003
                                                        -------------    -------------
           Total liabilities ........................     106,110,958      104,372,033
                                                        -------------    -------------
Redeemable common stock held by ESOP ................         227,934          228,947
                                                        -------------    -------------
Stockholders' Equity:
     Common Stock
           Common Stock .............................           6,511            6,511
           Additional Paid-in Capital ...............       6,174,092        6,169,796
     Retained Earnings ..............................       7,341,100        7,333,909
     Accumulated other  comprehensive  (loss) .......        (377,583)        (447,899)
     Cost of common shares acquired for the treasury       (1,788,954)      (1,658,017)
     Deferred  compensation .........................         (14,786)         (21,060)
     Maximum cash obligation related to ESOP shares .        (227,934)        (228,947)
     Unearned ESOP shares ...........................        (320,663)        (332,835)
                                                        -------------    -------------
           Total stockholders' equity ...............      10,831,783       10,821,458
                                                        -------------    -------------
           Total liabilities and stockholder's equity   $ 117,170,675    $ 115,422,438
                                                        =============    =============

See Notes to Financial Statements.

Washington Bancorp and Subsidiaries

Consolidated Statements of Income
Three months ended September 30, 2000 and 1999

                                                                                          2000         1999
                                                                                       ----------   ----------
Interest and dividend income:
      Loans, including fees:
          First mortgage loans .....................................................   $1,152,092   $1,024,093
          Consumer and other loans .................................................      690,352      562,173
      Investment securities:
          Taxable ..................................................................      352,449      322,167
          Nontaxable ...............................................................       15,716       15,189
      Federal Home Loan Bank stock .................................................       29,680       14,052
                                                                                       ----------   ----------
                   Total interest income ...........................................    2,240,289    1,937,674
                                                                                       ----------   ----------
Interest expense:
      Deposits .....................................................................      845,524      844,717
      Borrowed funds ...............................................................      511,560      241,398
                                                                                       ----------   ----------
                   Total interest expense ..........................................    1,357,084    1,086,115
                                                                                       ----------   ----------
                   Net interest income .............................................      883,205      851,559
Provision for loan losses ..........................................................       34,000       21,500
                                                                                       ----------   ----------
                   Net interest income after provision
                        for loan losses ............................................      849,205      830,059
                                                                                       ----------   ----------
Noninterest income:
      Service charges and fees .....................................................      113,321       89,527
      Insurance commissions ........................................................       15,193       10,988
      Investment commissions .......................................................       10,755
      Other ........................................................................       13,476        2,255
                                                                                       ----------   ----------
                   Total noninterest income ........................................      152,745      102,770
                                                                                       ----------   ----------
Noninterest expense:
      Compensation and benefits ....................................................      308,556      330,225
      Occupancy and equipment ......................................................       67,690       60,255
      FDIC deposit insurance premium ...............................................       11,315       14,183
      Data processing ..............................................................       20,619       28,066
      Goodwill amortization ........................................................       23,640       23,640
      Other ........................................................................      139,152      120,536
                                                                                       ----------   ----------
                   Total noninterest expense .......................................      570,972      576,905
                                                                                       ----------   ----------
                   Income before taxes .............................................      430,978      355,924
Income tax expense .................................................................      171,630      133,160
                                                                                       ----------   ----------
                   Net income ......................................................   $  259,348   $  222,764
                                                                                       ==========   ==========
Earnings per common share:
      Basic ........................................................................   $     0.51   $     0.40
                                                                                       ==========   ==========
      Diluted ......................................................................   $     0.50   $     0.39
                                                                                       ==========   ==========
Weighted average common shares for:
      Basic earnings per share .....................................................      508,693      561,812
                                                                                       ==========   ==========
      Diluted earnings per share ...................................................      516,159      571,813
                                                                                       ==========   ==========
Dividends declared per share .......................................................   $     0.50   $     0.12
                                                                                       ==========   ==========

See Notes to Financial Statements

Washington Bancorp and Subsidiaries

Consolidated Statements of Comprehensive Income
Three months ended September 30, 2000 and 1999

                                                                                 2000         1999
                                                                               ---------    ---------

Net income .................................................................   $ 259,348    $ 222,764

Other comprehensive income (loss), net of income taxes:
     Unrealized holding gains (losses) arising during
     the period, net of income taxes .......................................     110,316      (95,513)
                                                                               ---------   ----------
               Comprehensive income ........................................   $ 369,664    $ 127,251
                                                                               =========    =========

See Notes to Financial Statements

Washington Bancorp and Subsidiaries

Consolidated Statements of Cash Flows
Three months ended September 30, 2000 and 1999

                                                                                2000              1999
                                                                             -------------    -------------
Cash Flows from Operating Activities
      Net income .........................................................   $     259,348    $     222,764
      Adjustments to reconcile net income to net cash
          provided by operating activities:
          Amortization of premiums and discounts on
              debt securities ............................................           4,465            7,249
          Amortization of goodwill .......................................          23,641           23,641
          Provision for loan losses ......................................          34,000           21,500
          Loss on sale of foreclosed real estate .........................          20,743                0
          Depreciation ...................................................          22,498           21,857
          Compensation under stock awards ................................           6,274           15,964
          ESOP contribution expense ......................................          16,469           16,377
          (Increase) in accrued interest receivable ......................        (182,884)        (120,432)
          (Increase) decrease in other assets ............................          51,691           10,869
          Increase (decrease) in accrued expenses and
              other liabilities ..........................................          78,928          (50,341)
                                                                             -------------    -------------
                  Net cash provided by operating activities ..............         335,173          169,448
                                                                             -------------    -------------
Cash Flows from Investing Activities
      Held-to-maturity securities:
          Purchases ......................................................            --            (60,000)
      Available-for-sale securities:
          Maturities and calls ...........................................         300,000          850,000
          Purchases ......................................................            --           (950,000)
      Federal funds sold, net ............................................         (15,000)         575,000
      Purchase of Federal Home Loan Bank stock ...........................         (26,600)        (140,700)
      Loans made to customers, net .......................................        (915,008)      (3,569,421)
      Purchase of premises and equipment .................................        (123,711)         (11,850)
                                                                             -------------    -------------
                  Net cash (used in) investing activities ................        (780,319)      (3,306,971)
                                                                             -------------    -------------
Cash Flows from Financing Activities
      Net increase (decrease) in deposits ................................       1,078,314        2,015,413
      Proceeds from Federal Home Loan Bank advances ......................     180,800,000       26,500,000
      Principal payments on Federal Home Loan Bank advances ..............    (180,018,234)     (22,664,304)
      Net increase in advances from borrowers for taxes
          and insurance ..................................................        (200,083)        (123,710)
      Acquisition of common stock for treasury ...........................        (130,937)         (40,875)
      Dividends paid .....................................................        (252,158)         (67,197)
                                                                             -------------    -------------
                  Net cash provided by financing activities ..............       1,276,902        5,619,327
                                                                             -------------    -------------
                  Net increase(decrease) in cash and
                       cash equivalents ..................................         831,756        2,481,804
Cash and cash equivalents:
      Beginning ..........................................................       2,849,385        2,557,430
                                                                             -------------    -------------
      Ending .............................................................   $   3,681,141    $   5,039,234
                                                                             =============    =============

Washington Bancorp and Subsidiaries

Three months ended September 30, 2000 and 1999


                                                              2000        1999
                                                            --------    --------
Supplemental Disclosures of Cash Flow Information
      Cash payments for:
          Interest paid to depositors ..................    $367,685    $461,291
          Interest paid on other obligations ...........    $490,379    $241,398
          Income taxes, net of refunds .................    $193,400    $143,400

Supplemental Schedule of Noncash Investing and
      Financing Activities
      Transfers from loans to foreclosed real estate ...    $133,969    $ 65,563
      Contract sales of foreclosed real estate .........    $ 40,000    $   --

See Notes to Consolidated Financial Statements.

Washington Bancorp and Subsidiary
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp, Washington Federal Savings Bank("Washington Federal"), WFSB's wholly-owned subsidiary Washington Financial Services, Inc., which is a discount brokerage firm, and Rubio Savings Bank of Brighton, Iowa ("Rubio Savings Bank" ). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended September 30, 2000, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 2000 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of September 30, 2000 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of September 30, 2000 Washington Federal exceeded all current regulatory capital requirement standards.

                                                          At September 30, 2000
                                                         -----------------------
                                                         Amount         Percent
                                                         ------         --------
                                                         (Dollars in thousands)

Tangible Capital:
         Capital Level .......................           $7,489           7.94%
         Requirement .........................            1,415           1.50%
                                                         ------          ------
         Excess ..............................           $6,074           6.44%
                                                         ======          ======

Core Capital:
         Capital Level .......................           $7,489           7.94%
         Requirement .........................            3,774           4.00%
                                                         ------          ------
         Excess ..............................           $3,715           3.94%
                                                         ======          ======

Risk-Based Capital:
         Capital Level .......................           $7,955          12.36%
         Requirement .........................            5,150           8.00%
                                                         ------          ------
         Excess ..............................           $2,805           4.36%
                                                         ======          ======

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of September 30, 2000 Rubio exceeded all current regulatory capital requirement standards.

                                                          At September 30, 2000
                                                          ----------------------
                                                          Amount        Percent
                                                          ------        --------
                                                          (Dollars in thousands)

Tier 1 or Leverage Capital:
         Capital Level .........................          $2,498         11.13%
         Requirement ...........................             673          3.00%
                                                          ------         ------
         Excess ................................          $1,825          8.13%
                                                          ======         ======

Tier 1 Risk-based Capital:
         Capital Level .........................          $2,498         15.81%
         Requirement ...........................             632          4.00%
                                                          ------         ======
         Excess ................................          $1,866         11.81%
                                                          ======         ======

Risk-Based Capital:
         Capital Level .........................          $2,669         16.89%
         Requirement ...........................           1,264          8.00%
                                                          ------         ------
         Excess ................................          $1,405          8.89%
                                                          ======         ======

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

         In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to the Company. On June 24, 1997, Washington entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Iowa. Rubio Savings Bank is held as a separate subsidiary of Washington Bancorp. In January 1998, Washington Bancorp became a bank holding company upon the completion of its acquisition of Rubio Savings Bank. In December 1998, Washington Federal opened a branch office, Wellman Federal Savings, in Wellman, Iowa. In September 2000, Washington Federal opened a branch office, Richland Federal Savings, in Richland, Iowa. The principal assets of Washington Bancorp are Washington Federal and Rubio Savings Bank (collectively, the "Banks"). Washington Bancorp presently has no separate operations and its business consists primarily of the business of the Banks. All references to Washington Bancorp, unless otherwise indicated at or before March 11, 1996, refer to Washington Federal.

         Washington Bancorp is investigating the possibility of de-registering with the SEC in an effort to reduce expenses. De-registering will result in de-listing with Nasdaq. In order to de-register, Washington Bancorp must first have fewer than 300 record holders. Washington Bancorp's shares trade infrequently and are widely held in the local area of Washington, Iowa. Therefore the negative impact for the liquidity of the shares is expected to be minimal.

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

         Rubio attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in federal agency bonds, agricultural operating loans, commercial loans, one- to- four family residential real estate loans, and farm real estate loans. Rubio also makes commercial real estate loans, automobile loans and consumer loans.

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets increased $1.7 million from $115.4 million at June 30, 2000 to $117.1 million at September 30, 2000. The increase was primarily due to a $832,000 increase in cash and cash equivalents, a $787,000 increase in loans receivable, net, a $183,000 increase in accrued interest receivable, and a $101,000 increase in premises and equipment, partially offset by a $123,000 decrease in available- for- sale investment securities and a $122,000 decrease in other assets.

Loans receivable. Loans receivable, net increased $787,000 from $84.0 million at June 30, 2000 to $84.8 million at September 30, 2000. This increase is primarily due to increased loan demand in the Company's market area. The Company's non-performing assets were $876,000 or 0.75 % of total assets at September 30, 2000 as compared to $648,000 or 0.57% of total assets at June 30, 2000. Non-performing assets have increased primarily due to the acquisition of one real estate property which was voluntarily deeded back to the Company. The Company is in the process of liquidating the asset and no losses are expected.

Investment securities. Available- for- sale investment securities decreased $123,000 from $21.6 million at June 30, 2000 to $21.5 at September 30, 2000. The portfolio of available- for- sale securities is comprised primarily of investment securities carrying fixed interest rates. The fair value of these securities was less on September 30, 2000 than their carrying value due to an increase in market rates of interest since the purchase date of the securities. Therefore, the total balance of available- for- sale securities includes the gross effect of the unrealized loss.

Deposits. Deposits increased $1.1 million from $73.3 million at June 30, 2000 to $74.4 million at September 30, 2000. The increase is primarily due to the seasonal fluctuation in the cash position of a local governmental agency. Transaction and savings deposits increased as a percentage of total deposits from $26.6 million or 36.3% at June 30, 2000 to $27.6 million or 37.1% at September 30, 2000. Certificates of deposit decreased as a percentage of total deposits from $46.7 million or 63.7% at June 30, 2000 to $46.8 million or 62.9% at September 30, 2000.

Total stockholders' equity. Total stockholders' equity increased $10,000 from $10.8 million at June 30, 2000 to $10.8 million at September 30, 2000. The increase is primarily due to net income of $259,000, the net unrealized gain in the available for sale securities of $110,000, the allocation of ESOP shares of $17,000, and the amortization of deferred compensation of $6,000 partially offset by dividends paid to shareholders of $252,000 and the $131,000 in payments for the repurchase of 9,600 shares of the Company's common stock.

Results of Operations - Three Months Ended September 30, 2000 As Compared To The Three Months Ended September 30, 1999

Performance summary. Net earnings increased $36,000 to $259,000 for the three months ended September 30, 2000 from $223,000 for the three months ended September 30, 1999. The increase is primarily due to an increase in interest income of $303,000, an increase in noninterest income of $50,000, and a decrease in noninterest expense of $6,000 partially offset by an increase in interest expense of $271,000, an increase in income tax expense of $38,000, and an increase in provision for loan loss of $13,000. For the three months September 30, 2000 the annualized return on average assets was 0.89% compared to 0.86% for the three months ended September 30, 1999, while the annualized return on average equity was 9.58% for the three months ended September 30, 2000 compared to 8.34% for the three months ended September 30, 1999.

Net interest income. Net interest income increased $19,000 to $849,000 for the three months ended September 30, 2000 from $830,000 for the three months ended September 30, 1999. The increase is primarily due to the increase of $303,000 in interest income to $2.2 million for the three months ended September 30, 2000 from $1.9 million for the three months ended September 30, 1999 offset by an increase in interest expense of $271,000 to $1.4 million for the three months ended September 30, 2000 from $1.1 million for the three months ended September 30, 1999.

For the three months ended September 30, 2000 the average yield on interest-earning assets was 8.13% compared to 7.88% for the three months ended September 30, 1999. The average cost of interest-bearing liabilities was 5.41% for the three months ended September 30, 2000 compared to 4.88% for the three months ended September 30, 1999. The average balance of interest earning assets increased $11.9 million to $110.2 million for the three months ended September 30, 2000 from $98.3 million for the three months ended September 30, 1999. During this same period, the average balance of interest-bearing liabilities increased $11.4 million to $100.4 million for the three months ended September 30, 2000 from $89.0 million for the three months ended September 30, 1999.

Due to an increase in rates paid on the interest-bearing liabilities to remain competitive locally, the average interest rate spread was 2.73% for the three months ended September 30, 2000 compared to 3.00% for the three months ended September 30, 1999. The average net interest margin was 3.21% for the three months ended September 30, 2000 compared to 3.46% for the three months ended September 30, 1999.

Provision for loan loss. Provision for loan loss increased $13,000 to $34,000 for the three months ended September 30, 2000 from $22,000 for the three months ended September 30, 1999. The primary reason for the increase in the provision was the increased size of the loan portfolio, particularly in nonresidential real estate, commercial, and agriculture loans which are considered to carry a higher risk of default than residential loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses of $657,000 or 0.78% of loans receivable, net at
September 30, 2000 compares to $495,000 or 0.65% of loans receivable, net at September 30, 1999. The allowance for loan loss as a percentage of non-performing assets was 75.05% at September 30, 2000, compared to 149.17% at September 30, 1999.

Noninterest income. Noninterest income increased $50,000 to $153,000 for the three months ended September 30, 2000 from $103,000 for the three months ended September 30, 1999. The increase is primarily due an increase in service charges and fees of $24,000, an increase in other noninterest income of $11,000, an increase in investment commissions of $11,000 and an increase in insurance commissions of $4,000.

Service charges and fees increased $24,000 to $113,000 for the three months ended September 30, 2000 from $89,000 for the three months ended September 30, 1999 primarily due to a $17,000 increase in overdraft fee income, a $4,000 increase in checking account service charges and stop payments, and a $3,000 increase in late charges on loan payments. Other noninterest income increased $11,000 to $13,000 for the three months ended September 30, 2000 from $2,000 for the three months ended September 30, 1999 primarily due to gains realized in the sale of foreclosed property and an increase in the penalty for early withdrawal of a certificate of deposit. The investment center generated $11,000 for the three months ended September 30, 2000. Insurance commissions increased $4,000 to $15,000 for the three months ended September 30, 2000 from $2,000 for the three months ended September 30, 1999 primarily due to an increase in the volume of credit life and disability sales.

Noninterest expense. Noninterest expense decreased $6,000 to $571,000 for the three months ended September 30, 2000 from $577,000 for the three months ended September 30, 1999. The decrease is primarily due to a $22,000 decrease in compensation and benefits, a $7,000 decrease in data processing, and a $3,000 decrease in FDIC insurance premium partially offset by a $19,000 increase in other noninterest expense, and a $7,000 increase in occupancy and equipment.

Compensation and benefits decreased $22,000 to $309,000 for the three months ended September 30, 2000 from $330,000 for the three months ended September 30, 1999 primarily due to the reduction in salaries paid to the investment center and the retirement of an executive officer. Data processing decreased $7,000 to $21,000 for the three months ended September 30, 2000 from $28,000 for the three months ended September 30, 1999 primarily due to a reduction in the usage of data-center produced reports. FDIC insurance premiums decreased $3,000 to $11,000 for the three months ended September 30, 2000 from $14,000 for the three months ended September 30, 1999 primarily due to the decrease in Washington Federal's regulatory premium rate.

Other noninterest expense increased $19,000 to $139,000 for the three months ended September 30, 2000 from $120,000 for the three months ended September 30, 1999 primarily due to the increased cost of operating a new branch office since the opening of Richland Federal Savings in September 2000. Occupancy and equipment expense increased $7,000 to $67,000 for the three months ended September 30, 2000 from $60,000 for the three months ended September 30, 1999 primarily due to the increased cost of a new branch office building since the opening of Richland Federal Savings in September 2000.

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

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At September 30, 2000, the Washington Federal's liquidity ratio was 14.55%.

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

The Banks anticipate that it will have sufficient funds available to meet current loan commitments. At September 30, 2000, Washington Federal had outstanding commitments to extend credit which amounted to $4.2 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $1.1 million.

Part II - Other Information

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

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

                                                 Washington Bancorp
                                                    (Registrant)


Date     November 9, 2000                /s/ Stan Carlson
         ----------------                ---------------------------------------
                                         Stan Carlson, President and Chief
                                         Executive Officer

Date     November 9, 2000                /s/ Leisha A. Linge
         ----------------                ---------------------------------------
                                         Leisha A. Linge,Controller