Form 10QSB
period 2000-12-31
WASHINGTON BANCORP
filed 2001-02-14
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 2000
                                                         OR
[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ______________ to _______________

           Commission file number 0-25076
                                  -------

                               Washington Bancorp

              ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Iowa                                            42-1446740
-------------------------------                         ------------------------
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

Common Stock, $.01 par value 513,526 shares outstanding as of February 12, 2001

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition at December 31, 2000 (unaudited) and June 30, 2000

                  Unaudited Consolidated Statements of Income for the three months ended December 31, 2000 and 1999

                  Unaudited Consolidated Statements of Comprehensive Income for the three months ended December 31, 2000 and 1999

                  Unaudited Consolidated Statements of Cash Flows for the three months ended December 31, 2000 and 1999

                  Notes to Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

         Exhibits

Part 1. Financial Information

Item 1.  Consolidated Financial Statements

WASHINGTON BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                      December 31,                June 30,
                                                          2000                     2000 *
                                                          ----                    ------
ASSETS                                                (unaudited)

Cash and cash equivalents
  Interest-bearing                                    $    1,827,749          $     1,859,278
  Noninterest-bearing                                      1,048,203                  990,107
Investment securities:
  Held to maturity                                           773,523                  774,629
  Available for sale                                      20,841,777               21,602,351
Federal funds, sold                                          925,000                  110,000
Loans receivable, net of allowance for loan losses
  of $626,144 in December 2000 and $647,605               84,684,269               83,988,473
  in June 2000
Accrued interest receivable                                1,612,575                1,463,838
Federal Home Loan Bank Stock                               1,756,200                1,729,600
Foreclosed real estate                                       149,965                  271,302
Premises and equipment, net                                  919,122                  818,228
Goodwill, net                                              1,138,683                1,185,964
Other assets                                                 235,632                  628,668
                                                      ---------------------------------------
      Total assets                                    $  115,912,698          $   115,422,438
                                                      =======================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Deposits
  Noninterest-bearing                                 $    4,184,583          $     4,145,248
  Interest -bearing                                       69,369,223               69,151,849
                                                      ---------------------------------------
Total deposits                                            73,553,806               73,297,097
Borrowed funds                                            30,205,762               30,193,250
Advances from borrowers for taxes and insurance              203,521                  249,683
Accrued expenses and other liabilities                       817,835                  632,003
                                                      ---------------------------------------
Total liabilities                                        104,780,924              104,372,033
                                                      ---------------------------------------
Redeemable common stock held by ESOP                         279,615                  228,947
                                                      ---------------------------------------
Stockholders' Equity
Common Stock
  Common Stock                                                 6,511                    6,511
  Additional Paid-in Capital                               6,178,280                6,169,796
Retained Earnings                                          7,585,158                7,333,909
Accumulated other comprehensive loss                        (266,362)                (447,899)
Treasury  shares                                          (2,052,098)              (1,658,017)
Deferred  compensation                                       (11,225)                 (21,060)
Maximum cash obligation related to ESOP shares              (279,615)                (228,947)
Unearned ESOP shares                                        (308,490)                (332,835)
                                                      ---------------------------------------
Total stockholders' equity                                10,852,159               10,821,458
                                                      ---------------------------------------
Total liabilities and stockholders' equity            $  115,912,698          $   115,422,438
                                                      =======================================


*Condensed from audited financial statements
See Notes to Financial Statements.

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Income              Three Months Ended               Six Months Ended
                                                               December 31,                     December 31,
                                                          2000           1999            2000            1999
                                                      ---------------------------    ----------------------------
Interest and dividend income:
  Loans, including fees:
    First mortgage loans                              $ 1,175,109     $ 1,069,910     $ 2,327,200     $ 2,093,701
    Consumer and other loans                              683,215         578,617       1,373,568       1,140,791
Investment securities:
    Taxable                                               371,685         356,114         727,139         678,281
    Nontaxable                                             17,256          15,880          32,973          31,068
  Federal Home Loan Bank stock                             32,946          17,497          59,621          31,549
                                                      ---------------------------     ---------------------------
      Total interest income                             2,280,211       2,038,018       4,520,501       3,975,390
                                                      ---------------------------     ---------------------------
Interest expense:
  Deposits                                                890,685         839,824       1,736,209       1,684,540
  Borrowed funds                                          484,128         302,407         995,688         543,805
                                                      ---------------------------     ---------------------------
Total interest expense                                  1,374,813       1,142,231       2,731,897       2,228,345
                                                      ---------------------------     ---------------------------
Net interest income                                       905,398         895,787       1,788,604       1,747,045
Provision for loan losses                                  30,000          18,000          64,000          39,500
                                                      ---------------------------     ---------------------------
Net interest income after provision
        for loan losses                                   875,398         877,787       1,724,604       1,707,545
                                                      ---------------------------     ---------------------------
Noninterest income:
  Service charges and fees                                113,136          99,105         226,457         188,934
  Insurance commissions                                    12,051          22,457          27,244          37,089
  Investment commissions                                    6,551               -          17,306               -
  Other                                                    13,572          19,970          27,048          18,580
                                                      ---------------------------     ---------------------------
Total noninterest income                                  145,310         141,532         298,055         244,603
                                                      ---------------------------     ---------------------------
Noninterest expense:
  Compensation and benefits                               295,285         254,021         604,596         584,246
  Occupancy and equipment                                  79,044          51,905         141,529         112,160
  FDIC deposit insurance premium                            8,653          16,323          19,967          30,506
  Data processing                                          29,456          20,228          50,076          48,294
  Goodwill amortization                                    23,640          23,640          47,281          47,281
  Other                                                   155,014         180,751         296,067         301,285
                                                      ---------------------------     ---------------------------
        Total noninterest expense                         591,092         546,868       1,159,516       1,123,772
                                                      ---------------------------     ---------------------------
Income before taxes                                       429,616         472,451         863,143         828,376
Income tax expense                                        188,106         193,940         359,737         327,100
                                                      ---------------------------     ---------------------------
Net income                                            $   241,510      $  278,511      $  503,406       $ 501,276
                                                      ===========================     ===========================
Earnings per common share
  Basic                                               $      0.48       $    0.50       $    1.00       $    0.89
  Diluted                                             $      0.48       $    0.49       $    0.98       $    0.88
Dividends per common share                            $         -       $       -       $    0.50       $    0.12
Weighted average common shares for:
  Basic earnings per share                                499,714         560,326         504,204         561,068
  Diluted earnings per share                              506,933         568,062         511,506         570,493

See Notes to Financial Statements

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of
Comprehensive Income

                                                         Three Months Ended              Six Months Ended
                                                          December 31,                     December 31,
                                                        2000        1999                2000         1999
                                                     --------------------------    ----------------------------
Net Income                                            $  241,510     $ 278,511      $  503,406      $  501,276

Other comprehensive income(loss),
net of income taxes:
  Unrealized holding gains (losses) arising during
    the period, net of income taxes                        71,221     (119,987)          181,537      (215,500)
                                                     --------------------------    ----------------------------
Comprehensive income                                  $   312,731    $ 158,524      $    684,943    $  285,776
                                                     ==========================    ============================

See Notes to Financial Statements

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended December 31, 2000 and 1999

                                                                 2000                1999
                                                           ------------------------------------
Cash Flows from Operating Activities
  Net income                                               $    503,406           $    501,276
  Adjustments to reconcile net income to net cash
    Provided by operating activities:
    Amortization of premiums and discounts on
      debt securities                                             9,282                 13,435
    Amortization of goodwill                                     47,281                 47,281
    Provision  for loan  losses                                  64,000                 39,500
    (Gain)loss on sale of foreclosed real estate                 21,218                 (7,606)
    Depreciation                                                 51,238                 44,808
    Compensation under stock awards                               9,835                 16,312
    ESOP contribution expense                                    32,829                 31,738
    (Increase) in accrued interest receivable                  (148,737)              (127,602)
    Decrease in other assets                                    276,971                 16,253
    Increase accrued expenses and other liabilities             185,832                 14,884
                                                           ------------------------------------
       Net cash provided by operating activities              1,053,155                590,279
                                                           ------------------------------------

Cash Flows from Investing Activities
  Held-to-maturity securities:
    Purchases                                                         -               (160,000)
  Available-for-sale securities:
    Maturities and calls                                      1,050,000                850,000
    Purchases                                                         -             (1,900,000)
  Federal funds sold, net                                      (815,000)              (375,000)
  Purchase of Federal Home Loan Bank stock                      (26,600)              (310,000)
  Loans made to customers, net                                 (659,677)            (4,821,456)
  Sale of premises and equipment                                      -                 16,410
  Purchase of premises and equipment                           (152,132)               (38,153)
                                                           ------------------------------------
Net cash (used in) investing activities                        (603,409)            (6,738,199)
                                                           ------------------------------------


Cash Flows from Financing Activities
  Net increase (decrease) in deposits                           256,710               (703,026)
  Proceeds from Federal Home Loan Bank advances             248,350,000            108,950,000
  Principal payments on Federal Home Loan Bank advances    (248,337,488)          (101,479,570)
  Net (decrease) in advances from borrowers for taxes
    and insurance                                               (46,162)               (18,418)
  Acquisition of common stock for the treasury                 (394,081)               (40,875)
  Dividends paid                                               (252,158)               (67,197)
                                                           ------------------------------------

        Net cash provided by (used in)financing activities     (423,179)              6,640,914
                                                           ------------------------------------

           Net increase in cash and cash equivalents             26,567                492,994
Cash and cash equivalents:
  Beginning                                                   2,849,385              2,557,430
                                                           ------------------------------------

  Ending                                                   $  2,875,952          $   3,050,424
                                                           ====================================

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Cash Flows                2000                 1999
Six Months Ended December 31, 2000 and 1999             --------------------------------------

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors                         $   1,190,749          $   1,287,597
    Interest paid on other obligations                  $     988,875          $     534,131
    Income taxes, net of refunds                        $     364,800          $     286,800

Supplemental Schedule of Noncash Investing and
   Financing Activities
   Transfers from loans to foreclosed real estate       $     271,681           $     59,415
   Contract sales of foreclosed real estate             $     371,800           $     75,250

See Notes to Financial Statements.

Washington Bancorp and Subsidiaries
Notes to Financial Statements

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

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the six month period ended December 31, 2000, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 2000 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of December 31, 2000 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of December 31, 2000 Washington Federal exceeded all current regulatory capital requirement standards.

                                                     At December 31, 2000
                                                    -----------------------
                                                     Amount         Percent
                                                    -----------------------
                                                     (Dollars in thousands)
Tangible Capital:
    Capital Level                                   $   7,637        8.26%
    Requirement                                         1,387        1.50%
                                                    ----------------------
    Excess                                          $   6,250        6.76%
                                                    ======================

Core Capital:
    Capital Level                                   $    7,637        8.26%
    Requirement                                          3,699        4.00%
                                                     ----------------------
    Excess                                          $    3,938        4.26%
                                                    =======================

Risk-Based Capital:
    Capital Level                                   $    8,070       12.67%
    Requirement                                          5,097        8.00%
                                                     ----------------------
    Excess                                          $    2,973        4.67%
                                                    =======================

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of December 31, 2000 Rubio exceeded all current regulatory capital requirement standards.

                                                     At December 31, 2000
                                                     ----------------------
                                                     Amount         Percent
                                                     ----------------------
                                                       (Dollars in thousands)
Tier 1 or Leverage Capital:
         Capital Level                              $    2,513       11.04%
         Requirement                                       683        3.00%
                                                     ----------------------

        Excess                                     $    1,830        8.04%
                                                     ======================
Tier 1 Risk-based Capital:
         Capital Level                              $    2,513       16.26%
         Requirement                                       618        4.00%
                                                     ----------------------
         Excess                                     $    1,895       12.26%
                                                    =======================
Risk-Based Capital:
         Capital Level                              $     2,684      17.37%
         Requirement                                      1,236       8.00%
                                                     ----------------------
         Excess                                     $     1,448       9.37%
                                                    =======================

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

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition
Total assets. Total consolidated assets increased $490,000 from $115.4 million at June 30, 2000 to $115.9 million at December 31, 2000. The increase was primarily due to an $815,000 increase in federal funds sold, a $696,000 increase in loans receivable, net, a $149,000 increase in accrued interest receivable, and a $101,000 increase in premises and equipment, partially offset by a $761,000 decrease in available- for- sale investment securities, a $393,000 decrease in other assets, and a $121,000 decrease in foreclosed real estate. Loans receivable. Loans receivable, net increased $696,000 from $84.0 million at June 30, 2000 to $84.7 million at December 31, 2000. This increase is primarily due to increased loan demand in the Company's market area. The Company's non-performing assets were $801,000 or 0.69 % of total assets at December 31, 2000 as compared to $648,000 or 0.57% of total assets at June 30, 2000. Non-performing assets have increased primarily due the 90 days past due status on a nonresidential real estate loan and a government guaranteed commercial loan. The Company is in the process of liquidating the assets and no losses are expected.

Investment securities. Available- for- sale investment securities decreased $761,000 from $21.6 million at June 30, 2000 to $20.8 million at December 31, 2000 primarily due to the call of a federal agency bond of $750,000, the maturity of a US Treasury Note of $300,000, and the net amortization of premiums paid for the securities of $7,000 partially offset by an increase in the market value of the portfolio of $298,000. The portfolio of available- for- sale securities is comprised primarily of investment securities carrying fixed interest rates. The aggregate fair value of these securities was less on December 31, 2000 than their carrying value.

Deposits. Deposits increased $257,000 from $73.3 million at June 30, 2000 to $73.6 million at December 31, 2000. Transaction and savings deposits decreased as a percentage of total deposits from $26.6 million or 36.3% at June 30, 2000 to $26.2 million or 35.6% at December 31, 2000. Certificates of deposit increased as a percentage of total deposits from $46.7 million or 63.7% at June 30, 2000 to $47.4 million or 64.4% at December 31, 2000.

Total stockholders' equity. Total stockholders' equity increased $31,000 from $10.8 million at June 30, 2000 to $10.9 million at December 31, 2000. The increase is primarily due to net income of $503,000, the change in net unrealized loss in the available for sale securities of $182,000, the allocation of ESOP shares of $33,000, and the amortization of deferred compensation of $10,000 partially offset by $394,000 in payments for the repurchase of 29,108 shares of the Company's common stock, the dividends paid to shareholders of $252,000, and the change in the maximum cash obligation on allocated ESOP shares of $51,000.

Results of Operations - Three Months Ended December 31, 2000 As Compared To The
        Three Months Ended December 31, 1999

Performance summary. Net earnings decreased $37,000 to $242,000 for the three months ended December 31, 2000 from $279,000 for the three months ended December 31, 1999. The decrease is primarily due to an increase in interest expense of $233,000, an increase in noninterest expense of $44,000, and an increase in provision for loan loss of $12,000 partially offset by an increase in interest income of $242,000, a decrease in income tax expense of $6,000, and an increase in noninterest income of $4,000. For the three months ended December 31, 2000 the annualized return on average assets was 0.83% compared to 1.02% for the three months ended December 31, 1999, while the annualized return on average equity was 9.00% for the three months ended December 31, 2000 compared to 10.28% for the three months ended December 31, 1999.

Net interest income. Net interest income increased $9,000 to $905,000 for the three months ended December 31, 2000 from $896,000 for the three months ended December 31, 1999. The increase is primarily due to the increase of $242,000 in interest income to $2.3 million for the three months ended December 31, 2000 from $2.0 million for the three months ended December 31, 1999 offset by an increase in interest expense of $233,000 to $1.4 million for the three months ended December 31, 2000 from $1.1 million for the three months ended December 31, 1999.

For the three months ended December 31, 2000 the average yield on interest-earning assets was 8.18% compared to 7.85% for the three months ended December 31, 1999. The average cost of interest-bearing liabilities was 5.46% for the three months ended December 31, 2000 compared to 4.84% for the three months ended December 31, 1999. The average balance of interest earning assets increased $8.4 million to $111.4 million for the three months ended December 31, 2000 from $103.0 million for the three months ended December 31, 1999. During this same period, the average balance of interest-bearing liabilities increased $7.1 million to $100.8 million for the three months ended December 31, 2000 from $93.7 million for the three months ended December 31, 1999.

Due to an increase in rates paid on the interest-bearing liabilities to remain competitive locally, the average interest rate spread was 2.72% for the three months ended December 31, 2000 compared to 3.01% for the three months ended December 31, 1999. The average net interest margin was 3.24% for the three months ended December 31, 2000 compared to 3.45% for the three months ended December 31, 1999.

Provision for loan loss. Provision for loan loss increased $12,000 to $30,000 for the three months ended December 31, 2000 from $18,000 for the three months ended December 31, 1999. The primary reason for the increase in the provision was the increased size of the loan portfolio, particularly in nonresidential real estate, commercial, and agriculture loans which are considered to carry a higher risk of default than residential loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $626,000 or 0.74% of loans receivable, net at December 31, 2000 compared to $496,000 or 0.64% of loans receivable, net at December 31, 1999. The allowance for loan loss as a percentage of non-performing assets was 78.17% at December 31, 2000, compared to 118.07% at December 31, 1999.

Noninterest income. Noninterest income increased $4,000 to $145,000 for the three months ended December 31, 2000 from $141,000 for the three months ended December 31, 1999. The increase is primarily due an increase in service charges and fees of $14,000 and an increase in investment commissions of $6,000 partially offset by a decrease in insurance commissions of $10,000, and a decrease in other noninterest income of $6,000.

Service charges and fees increased $14,000 to $113,000 for the three months ended December 31, 2000 from $99,000 for the three months ended December 31, 1999 primarily due to an $8,000 increase in overdraft fee income, a $2,000 in loan fees and charges, a $2,000 increase in checking account service charges and stop payments, and a $2,000 increase in credit card fees. The investment center generated $7,000 for the three months ended December 31, 2000. Insurance commissions decreased $10,000 to $12,000 for the three months ended December 31, 2000 from $22,000 for the three months ended December 31, 1999 primarily due to an decrease in the volume of credit life and disability sales. Other noninterest income decreased $6,000 to $14,000 for the three months ended December 31, 2000 from $20,000 for the three months ended December 31, 1999 primarily due to a decrease in gains realized in the sale of foreclosed property and an decrease in the penalty for early withdrawal of a certificate of deposit.

Noninterest expense. Noninterest expense increased $44,000 to $591,000 for the three months ended December 31, 2000 from $547,000 for the three months ended December 31, 1999. The increase is primarily due to a $41,000 increase in compensation and benefits, a $27,000 increase in occupancy and equipment, and a $9,000 increase in data processing, partially offset by a $25,000 decrease in other noninterest expense and an $8,000 decrease in FDIC insurance premium.

Compensation and benefits increased $41,000 to $295,000 for the three months ended December 31, 2000 from $254,000 for the three months ended December 31, 1999 primarily due to the increase in salaries and in the cost of retirement benefits due to an increase in staff. Occupancy and equipment increased $27,000 to $79,000 for the three months ended December 31, 2000 from $52,000 for the three months ended December 31, 1999 primarily due to the costs associated with opening the Richland, Iowa branch in September 2000. Data processing increased $9,000 to $29,000 for the three months ended December 31, 2000 from $20,000 for the three months ended December 31, 1999 primarily due to non-repetitive training costs.

Other noninterest expense decreased $26,000 to $155,000 for the three months ended December 31, 2000 from $181,000 for the three months ended December 31, 1999 primarily due to a decrease in the cost of collections on bad debt and real estate foreclosure expenses, a decrease in the cost associated with preparing for Y2K and a decrease in postage and delivery charges. FDIC insurance premiums decreased $8,000 to $9,000 for the three months ended December 31, 2000 from $16,000 for the three months ended December 31, 1999 primarily due to the decrease in Washington Federal's regulatory premium rate.

Results of Operations - Six Months Ended December 31, 2000 As Compared To The
     Six Months Ended December 31, 1999

Performance summary. Net income increased $2,000 to $503,000 for the six months ended December 31, 2000 from $501,000 for the six months ended December 31, 1999. The increase is primarily due to an increase in interest income of $545,000, an increase in noninterest income of $53,000, partially offset by an increase in interest expense of $503,000, an increase in noninterest expense of $36,000, an increase in income tax expense of $33,000 and an increase in provision for loan losses of $24,000. For the six months ended December 31, 2000, the annualized return on average assets was 0.86% as compared to 0.94% for the six months ended December 31, 1999. The annualized return on average equity was 9.23% for the six months ended December 31, 2000, as compared to 9.32% for the six months ended December 31, 1999.

Net interest income. Net interest income increased $42,000 to $2.7 million for the six months ended December 31, 2000 from $2.2 million for the six months ended December 31, 1999. The increase is primarily due to the increase of $545,000 in interest income to $4.5 million for the six months ended December 31, 2000 from $4.0 million for the six months ended December 31, 1999, which was partially offset by an increase in interest expense of $504,000 to $2.7 million of the six months ended December 31, 2000 from $2.2 million for the six months ended December 31, 1999.

For the six months ended December 31, 2000, the average yield on interest-earning assets was 8.16% compared to 7.92% for the six months ended December 31, 1999. The average cost of interest-bearing liabilities was 5.43% for the six months ended December 31, 2000 compared to 4.90% for the six months ended December 31, 1999. The average balance of interest-earning assets increased $10.2 million to $110.8 million for the six months ended December 31, 2000 from $100.6 million for the six months ended December 31, 1999. During this same period, the average balance of interest-bearing liabilities increased $9.3 million to $100.6 million for the six months ended December 31, 2000 from $91.3 million for the six months ended December 31, 1999.

The average interest rate spread was 2.73% for the six months ended December 31, 2000 compared to 3.02% for the six months ended December 31, 1999. The average net interest margin was 3.23% for the six months ended December 31, 2000 compared to 3.48% for the six months ended December 31, 1999.

Provision for loan loss. Provision for loan loss increased $24,000 to $64,000 for the three months ended December 31, 2000 from $40,000 for the three months ended December 31, 1999. The primary reason for the increase in the provision was the increased size of the loan portfolio, particularly in nonresidential real estate, commercial, and agriculture loans which are considered to carry a higher risk of default than residential loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $626,000 or 0.74% of loans receivable, net at December 31, 2000 compared to $496,000 or 0.64% of loans receivable, net at December 31, 1999. The allowance for loan loss as a percentage of non-performing assets was 78.17% at December 31, 2000, compared to 118.07% at December 31, 1999.

Noninterest income. Noninterest income increased $53,000 to $298,000 for the six months ended December 31, 2000 from $245,000 for the six months ended December 31, 1999. The increase is primarily due to an increase in bank service charges and fees of $38,000, an increase in investment commission income of $17,000, and an increase in other noninterest income of $8,000 partially offset by a decrease in insurance commissions of $10,000. Bank service charges and fees increased $38,000 to $226,000 for the six months ended December 31, 2000 from $189,000 for the six months ended December 31, 1999 primarily due to an increase in overdraft fee income, loan fee income, and continued efforts to restructure deposit account fee schedules. Investment commission income was $17,000. Other fee income increased $8,000 to $27,000 for the six months ended December 31, 2000 from $19,000 for the six months ended December 31, 1999 primarily due to an increase in rental income on real estate property. Insurance commissions decreased $10,000 to $27,000 for the six months ended December 31, 2000 from $37,000 for the six months ended December 31, 1999 primarily due to the fluctuations in the volume of sales of credit life and disability products.

Noninterest expense. Noninterest expense increased $36,000 to $1.2 million for the six months ended December 31, 2000 from $1.1 million for the six months ended December 31, 1999. The increase is primarily due to a $29,000 increase in occupancy and equipment, a $20,000 increase in compensation and benefits and a $2,000 increase in data processing partially offset by an $11,000 decrease in FDIC insurance premium and a $5,000 decrease in other noninterest expense.

Occupancy and equipment expense increased $29,000 to $142,000 for the six months ended December 31, 2000 from $112,000 for the six months ended December 31, 1999 primarily due to the cost of opening the Richland, Iowa branch in September 2000. Compensation and benefits increased $20,000 to $604,000 for the six months ended December 31, 2000 from $584,000 for the six months ended December 31, 1999 primarily due to the increase in salaries and in the cost of retirement benefits due to an increase in staff.

FDIC insurance premiums decreased $11,000 to $20,000 for the six months ended December 31, 2000 from $31,000 for the six months ended December 31, 1999 primarily due to the decrease in Washington Federal's regulatory premium rate. Other noninterest expense decreased $5,000 to $296,000 for the six months ended December 31, 2000 from $301,000 for the six months ended December 31, 1999 primarily due to a decrease in the cost of collections on bad debt and a decrease in the cost of real estate foreclosures.

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

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At December 31, 2000, the Washington Federal's liquidity ratio was 15.24%.

Liquidity management is both a daily and long-term responsibility of management. The Banks adjust their investments in liquid assets based upon management's assessment of (i) expected loan demand, (ii) expected deposit flows, (iii) yields available on interest-bearing deposits, and (iv) the objective of its asset/liability management program. Excess liquidity is invested generally in interest-bearing overnight deposits and other short-term government and agency obligations. If the Banks require funds beyond their ability to generate them internally, they have additional borrowing capacity with the FHLB of Des Moines and collateral eligible for reverse repurchase agreements.

The Banks  anticipate  that they will have  sufficient  funds  available to meet current loan commitments. At December 31, 2000, Washington Federal had outstanding commitments to extend credit which amounted to $3.4 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $1.4 million.

Part II - Other Information

Item 1.  Legal Proceedings.

                  None

Item 2.  Changes in Securities and use of proceeds.

                  None

Item 3.  Defaults Upon Senior Securities.

                  None

Item 4.  Submission of Matters to a Vote of Security Holders.

                  At the annual meeting on October 17, 2000 the stockholders of Washington Bancorp re-elected three directors and ratified the appointment of McGladrey and Pullen, LLP as the auditor for the fiscal year ending June 30, 2001. Total voting by proxy was 451,252 of the 540,034 shares outstanding.

                  Director Stan Carlson received 449,002 "for" votes and 2,250 "withhold" votes. Director Myron L. Graber received 430,422 "for" votes and 20,830 "withhold" votes. Director Rick R. Hofer received 443,252 "for" votes and 8,000 "withhold" votes. McGladrey and Pullen, LLP received 450,726 "for" votes, 100 "against" votes and 426 "abstain" votes.

Item 5.  Other Information.

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits (listed by numbers corresponding to the Exhibit Table of Item 601 on Regulation S-B)

                           11  Computation of Earnings Per Common Share


                  (b)     Reports on Form 8-K

                  No reports in Form 8-K have been filed during the quarter for which this report was filed.

                                                     Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Washington Bancorp
                                         ------------------
                                         (Registrant)

Date     February 12, 2000                     /s/ Stan Carlson
         -----------------                     ---------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

Date     February 12, 2000                     /s/ Leisha A. Linge
         -----------------                     ---------------------------------
                                               Leisha A. Linge, Executive Vice
                                               President