Form 10QSB
period 2001-03-31
WASHINGTON BANCORP
filed 2001-05-15
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2001
                                 OR
[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value 515,971 shares outstanding as of May 10, 2001

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition at March 31, 2001 (unaudited) and June 30, 2000

                  Unaudited Consolidated Statements of Income for the three months and nine months ended March 31, 2001 and 2000

                  Unaudited Consolidated Statements of Comprehensive Income for the three months and nine months ended March 31, 2001 and 2000

                  Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2001 and 2000

                  Notes to Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

         Exhibits

Part 1. Financial Information
Item 1.  Consolidated Financial Statements

Washington Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

                                                          March 3          June 30,
                                                            2001            2000 *
                                                         ----------------------------
                                                          (unaudited)
ASSETS
Cash and cash equivalents:
  Interest-bearing ...................................   $  2,088,947    $  1,859,278
  Noninterest-bearing ................................        752,197         990,107
Investment securities:
      Held to maturity ...............................      5,844,936         774,629
      Available for sale .............................     15,162,410      21,602,351
Federal funds, sold ..................................        850,000         110,000
Loans receivable, net of allowance for loan losses
      of $663,691 at March 31, 2001 and $647,605
      at June 30, 2000 ...............................     84,825,408      83,988,473
Accrued interest receivable ..........................      1,283,272       1,463,838
Federal Home Loan Bank Stock .........................      1,756,200       1,729,600
Foreclosed real estate ...............................        173,201         271,302
Premises and equipment, net ..........................        931,495         818,228
Goodwill, net ........................................      1,115,042       1,185,964
Other assets .........................................        373,216         628,668
                                                         ----------------------------
      Total assets ...................................   $115,156,324    $115,422,438
                                                         ============================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits:
      Noninterest-bearing ............................   $  4,067,903    $  4,145,248
      Interest -bearing ..............................     71,716,234      69,151,849
                                                         ----------------------------
      Total deposits .................................     75,784,137      73,297,097
Borrowed funds .......................................     26,896,800      30,193,250
Advances from borrowers for taxes and insurance ......        108,678         249,683
Accrued expenses and other liabilities ...............        743,167         632,003
                                                         ----------------------------
      Total liabilities ..............................    103,532,782     104,372,033
                                                         ----------------------------

Redeemable common stock held by ESOP .................        316,082         228,947
                                                         ----------------------------
Stockholders' Equity
Common Stock:
      Common Stock ...................................          6,511           6,511
      Additional Paid-in Capital .....................      6,167,242       6,169,796
Retained Earnings ....................................      7,866,966       7,333,909
Accumulated other  comprehensive loss ................        (51,234)       (447,899)
Treasury shares (133,662 at March 31, 2001 and
  103,399 at June 30,2 000) ..........................     (2,062,905)     (1,658,017)
Deferred compensation ................................         (7,693)        (21,060)
Maximum cash obligation related to ESOP shares .......       (316,082)       (228,947)
Unearned ESOP shares .................................       (295,345)       (332,835)
                                                         ----------------------------
      Total stockholders' equity .....................     11,307,460      10,821,458
                                                         ----------------------------
      Total liabilities and stockholders' equity .....   $115,156,324    $115,422,438
                                                         ============================

*Condensed from audited financial statements See Notes to Financial Statements.

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Income

                                                                 Three Months Ended        Nine Months Ended
                                                                      March 31,                 March 31,
                                                               -----------------------   ------------------------
                                                                  2001         2000        2001          2000
                                                               --------------------------------------------------
Interest and dividend income:
      Loans, including fees:
          First mortgage loans .............................   $1,148,803   $1,088,641   $3,476,003   $ 3,182,342
          Consumer and other loans .........................      692,559      590,747    2,066,128     1,731,538
      Investment securities:
          Taxable ..........................................      331,961      377,899    1,059,100     1,056,180
          Nontaxable .......................................       15,534       19,583       48,507        50,652
      Federal Home Loan Bank stock .........................       15,039       20,843       74,660        52,391
                                                               --------------------------------------------------
                Total interest income ......................    2,203,896    2,097,713    6,724,398     6,073,103
                                                               --------------------------------------------------
Interest expense:
      Deposits .............................................      876,442       814,716   2,612,652     2,499,256
      Borrowed funds .......................................      413,743       378,005   1,409,430       921,810
                                                               --------------------------------------------------
                Total interest expense .....................    1,290,185     1,192,721   4,022,082     3,421,066
                                                               --------------------------------------------------
                Net interest income ........................      913,711       904,992   2,702,316     2,652,037
Provision for loan losses ..................................       37,500        31,000     101,500        70,500
                                                                -------------------------------------------------
                Net interest income after provision
                     for loan losses .......................      876,211       873,992   2,600,816     2,581,537
                                                                -------------------------------------------------
Noninterest income:
      Gains on investment securities .......................       14,614            --      14,614            --
      Service charges and fees .............................      121,426        92,419     347,883       281,353
      Insurance commissions ................................       28,161        26,546      55,405        52,596
      Investment commissions ...............................       10,308        12,205      27,613        18,621
      Other ................................................          744           478      27,793        23,682
                                                                -------------------------------------------------
                Total noninterest income ...................      175,253       131,648     473,308       376,252
                                                                -------------------------------------------------
Noninterest expense:
      Compensation and benefits ............................      343,179       285,644     947,782       869,883
      Occupancy and equipment ..............................       62,475        55,172     214,714       167,331
      FDIC deposit insurance premium .......................        8,986        15,638      28,953        46,144
      Data processing ......................................       33,699        27,723      83,774        76,018
      Goodwill amortization ................................       23,640        23,640      70,921        70,921
      Other ................................................      146,806       136,346     432,158       437,639
                                                                -------------------------------------------------
                Total noninterest expense ..................      618,785       544,163   1,778,302     1,667,936
                                                                -------------------------------------------------
                Income before taxes ........................      432,679       461,477   1,295,822     1,289,853
Income tax expense .........................................      150,871       176,199     510,607       503,299
                                                               --------------------------------------------------
                Net income .................................   $  281,808   $  285,278   $  785,215   $   786,554
                                                               ==================================================
Earnings per common share
      Basic ................................................   $     0.58   $     0.53   $     1.58   $      1.42
      Diluted ..............................................   $     0.57   $     0.52   $     1.56   $      1.39
Dividends per common share .................................   $       --   $       --   $     0.50   $      0.12
Weighted average common shares for:
      Basic earnings per share .............................      484,780      541,763      497,822       554,715
      Diluted earnings per share ...........................      492,953      548,549      504,835       536,894

See Notes to Financial Statements

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

                                                                     Three Months Ended        Nine Months Ended
                                                                         March 31,                   March 31,
                                                                  ------------------------    -----------------------
                                                                     2001          2000          2001        2000
                                                                  ---------------------------------------------------
Net income ....................................................   $  281,808    $  285,278    $  785,215   $  786,554
Other comprehensive income(loss),
     Unrealized holding gains (losses) arising during
          the period, net of income taxes .....................      224,043       (48,398)      405,580     (263,898)
     Reclassification adjustment for net (gains)
          included in net income, net of income taxes .........       (8,915)           --        (8,915)          --
                                                                  ---------------------------------------------------
Other comprehensive income (loss) .............................      215,128       (48,398)      396,665     (263,898)
                                                                  ---------------------------------------------------
               Comprehensive income ...........................   $  496,936    $  236,880    $1,181,880   $  522,656
                                                                  ===================================================

See Notes to Financial Statements

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2001 and 2000

                                                                                       2001             2000
                                                                                   ------------------------------
Cash Flows from Operating Activities
      Net income ...............................................................   $     785,215    $     786,554
      Adjustments to reconcile net income to net cash provided by operating activities:
          Amortization of premiums and discounts on debt securities ............          39,906           24,190
          Amortization of goodwill .............................................          70,921           70,921
          Provision for loan losses ............................................         101,500           70,500
          (Gain) on sale of investment securities ..............................         (14,614)              --
          (Gain) loss on sale of foreclosed real estate ........................          21,387           (7,606)
          Depreciation .........................................................          67,284           68,498
          Compensation under stock awards ......................................           8,428           22,615
          ESOP contribution expense ............................................          51,560           47,909
          Deferred income tax ..................................................              --           14,000
          (Increase) decrease in accrued interest receivable ...................         180,566          (50,198)
          Decrease in other assets .............................................           1,846           52,713
          Increase accrued expenses and other liabilities ......................         111,164          149,648
                                                                                   ------------------------------
                   Net cash provided by operating activities ...................       1,425,163        1,249,744
                                                                                   ------------------------------
Cash Flows from Investing Activities
      Held-to-maturity securities:
          Purchases ............................................................      (5,105,000)        (215,000)
      Available-for-sale securities:
          Maturities and calls .................................................       9,100,000        1,350,000
          Sales ................................................................       3,014,614               --
          Purchases ............................................................      (5,015,000)      (4,900,000)
      Federal funds sold, net ..................................................        (740,000)       1,340,000
      Purchase of Federal Home Loan Bank stock .................................         (26,600)        (630,150)
      Loans made to customers, net .............................................        (861,720)      (8,499,558)
      Sale of premises and equipment ...........................................              --           17,578
      Purchase of premises and equipment .......................................        (180,551)         (43,627)
                                                                                    -----------------------------
                   Net cash provided by (used in) investing activities .........         185,743      (11,580,757)
                                                                                    -----------------------------

Cash Flows from Financing Activities
      Net increase (decrease) in deposits ......................................       2,487,040       (2,080,269)
      Proceeds from Federal Home Loan Bank advances ............................     276,750,000      304,400,000
      Principal payments on Federal Home Loan Bank advances ....................    (280,046,450)    (291,195,810)
      Net (decrease) in advances from borrowers for taxes and insurance ........        (141,005)        (111,886)
      Acquisition of common stock for the treasury .............................        (465,894)        (481,860)
      Issuance of treasury stock upon exercise of stock options ................          49,320               --
      Dividends paid ...........................................................        (252,158)         (67,197)
                                                                                    -----------------------------
        Net cash provided by (used in) financing activities ....................      (1,619,147)      10,462,978
                                                                                    -----------------------------

        Net increase in cash and cash equivalents ..............................          (8,241)         131,965
Cash and cash equivalents:
      Beginning ................................................................       2,849,385        2,557,430
                                                                                   ------------------------------
      Ending ...................................................................   $   2,841,144    $   2,689,395
                                                                                   ==============================

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2001 and 2000


                                                            2001        2000
                                                         -----------------------
Supplemental Disclosures of Cash Flow Information
      Cash payments for:
          Interest paid to depositors ................   $2,060,379   $2,105,351
          Interest paid on other obligations .........   $1,409,195   $  909,495
          Income taxes, net of refunds ...............   $  527,800   $  313,780

Supplemental Schedule of Noncash Investing and
      Financing Activities

      Transfers from loans to foreclosed real estate .   $  401,636   $  114,811
      Contract sales of foreclosed real estate .......   $  478,350   $   75,250

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

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the nine month period ended March 31, 2001, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 2000 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Regulatory capital requirements. Pursuant to the Financial Information Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), savings institutions must meet three separate minimum capital-to-asset requirements. The following table summarizes, as of March 31, 2001 the capital requirements of Washington Federal under FIRREA and its actual capital ratios. As of March 31, 2001 Washington Federal exceeded all current regulatory capital requirement standards.

                                                          At March 31, 2001
                                                        ----------------------
                                                         Amount        Percent
                                                        ----------------------
                                                        (Dollars in thousands)

Tangible Capital:
         Capital Level .......................           $7,790          8.42%
         Requirement .........................            1,388          1.50%
                                                         ---------------------
         Excess ..............................           $6,402          6.92%
                                                         =====================

Core Capital:
         Capital Level .......................           $7,790          8.42%
         Requirement .........................            3,700          4.00%
                                                         ---------------------
         Excess ..............................           $4,090          4.42%
                                                         =====================

Risk-Based Capital:
         Capital Level .......................           $8,244         13.10%
         Requirement .........................            5,035          8.00%
                                                         ---------------------
         Excess ..............................           $3,209          5.10%
                                                         =====================

The following table summarizes the capital requirements of Rubio Savings Bank of Brighton. As of March 31, 2001 Rubio exceeded all current regulatory capital requirement standards.

                                                            At March 31, 2001
                                                          ----------------------
                                                          Amount         Percent
                                                          ----------------------
                                                          (Dollars in thousands)

Tier 1 or Leverage Capital:
         Capital Level .........................          $2,580          11.59%
         Requirement ...........................             668           3.00%
                                                          ----------------------
         Excess ................................          $1,912           8.59%
                                                          ======================

Tier 1 Risk-based Capital:
         Capital Level .........................          $2,580          17.75%
         Requirement ...........................             581           4.00%
                                                          ----------------------
         Excess ................................          $1,999          13.75%
                                                          ======================

Risk-Based Capital:
         Capital Level .........................          $2,762          19.01%
         Requirement ...........................           1,163           8.00%
                                                          ----------------------
         Excess ................................          $1,599          11.01%
                                                          ======================

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

Washington Bancorp is investigating the possibility of de-registering with the SEC in an effort to reduce expenses. De-registering will result in de-listing with Nasdaq and reduce the expenses associated with the SEC reporting requirements. In order to de-register, Washington Bancorp must first have fewer than 300 record holders. Washington Bancorp's shares trade infrequently and are widely held in the local area of Washington, Iowa. Therefore the negative impact for the liquidity of the shares is expected to be minimal.

Washington Federal attracts deposits from the general public in its local market area and uses such deposits primarily to invest in one- to four-family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. Washington Federal also invests in United States treasury securities, mortgage-backed securities, federal agency bonds, corporate bonds, agricultural loans, commercial loans, consumer loans, and automobile loans.

Rubio attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in federal agency bonds, agricultural operating loans, commercial loans, one- to- four family residential real estate loans, and farm real estate loans. Rubio also invests in United States treasury securities, commercial real estate loans, automobile loans and consumer loans.

The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets decreased $266,000 from $115.4 million at June 30, 2000 to $115.1 million at March 31, 2001. The decrease was primarily due to a $1,370,000 decrease in investment securities, a $255,000 decrease in other assets, a $181,000 decrease in accrued interest receivable, a $98,000 decrease in foreclosed real estate, a $71,000 decrease in goodwill, and an $8,000 decrease in cash, partially offset by an $837,000 increase in loans receivable, a $740,000 increase in federal funds sold, a $113,000 increase in premises and equipment, and a $27,000 increase in Federal Home Loan Bank stock.

Loans receivable. Loans receivable increased $837,000 from $84.0 million at June 30, 2000 to $84.8 million at March 31, 2001. This increase is primarily due to increased loan demand in the Company's market area. The Company's non-performing assets were $664,000 or 0.58% of total assets at March 31, 2001 as compared to $648,000 or 0.57% of total assets at June 30, 2000.

Investment securities. Investment securities decreased $1.4 million from $22.4 million at June 30, 2000 to $21.0 million at March 31, 2001 primarily due to the call of $8.4 million, the maturity of $750,000, the sale of $3.0 million and the net amortization of premiums paid for the securities of $40,000 partially offset by the purchase of $10.1 million and an increase in the market value of the portfolio of $650,000. The portfolio of available- for- sale securities is comprised primarily of investment securities carrying fixed interest rates. The aggregate fair value of these securities was less on March 31, 2001 than their carrying value.

Deposits. Deposits increased $2.5 million from $73.3 million at June 30, 2000 to $75.8 million at March 31, 2001. Transaction and savings deposits decreased as a percentage of total deposits from $26.6 million or 36.3% at June 30, 2000 to $26.9 million or 35.5% at March 31, 2001. Certificates of deposit increased as a percentage of total deposits from $46.7 million or 63.7% at June 30, 2000 to $48.9 million or 64.5% at March 31, 2001.

Total stockholders' equity. Total stockholders' equity increased $486,000 from $10.8 million at June 30, 2000 to $11.3 million at March 31, 2001. The increase is primarily due to net income of $785,000, the change in net unrealized loss in the available for sale securities of $397,000, the allocation of ESOP shares of $52,000, the exercise of stock options of $49,000, and the amortization of deferred compensation of $8,000, partially offset by $466,000 in payments for the repurchase of 34,208 shares of the Company's common stock, the dividends paid to shareholders of $252,000, and the change in the maximum cash obligation on allocated ESOP shares of $87,000.

Results of Operations - Three Months Ended March 31, 2001 As Compared To The Three Months Ended March 31, 2000

Performance summary. Net earnings decreased $3,000 to $282,000 for the three months ended March 31, 2001 from $285,000 for the three months ended March 31, 2000. The decrease is primarily due to an increase in interest expense of $97,000, an increase in noninterest expense of $75,000, and an increase in provision for loan loss of $7,000, partially offset by an increase in interest income of $106,000, an increase in noninterest income of $44,000, and a decrease in income tax expense of $25,000. For the three months ended March 31, 2001 the annualized return on average assets was 0.98% compared to 1.03% for the three months ended March 31, 2000, while the annualized return on average equity was 10.44% for the three months ended March 31, 2001 compared to 10.62% for the three months ended March 31, 2000.

Net interest income. Net interest income increased $9,000 to $914,000 for the three months ended March 31, 2001 from $905,000 for the three months ended March 31, 2000. The increase is primarily due to the increase of $106,000 in interest income to $2.2 million for the three months ended March 31, 2001 from $2.1 million for the three months ended March 31, 2000 offset by an increase in interest expense of $97,000 to $1.3 million for the three months ended March 31, 2001 from $1.2 million for the three months ended March 31, 2000.

For the three months ended March 31, 2001, the average yield on interest-earning assets was 7.97% compared to 7.94% for the three months ended March 31, 2000. The average cost of interest-bearing liabilities was 5.22% for the three months ended March 31, 2001 compared to 4.97% for the three months ended March 31, 2000. The average balance of interest earning assets increased $4.6 million to $110.6 million for the three months ended March 31, 2001 from $106.0 million for the three months ended March 31, 2000. During this same period, the average balance of interest-bearing liabilities increased $2.6 million to $98.9 million for the three months ended March 31, 2001 from $96.3 million for the three months ended March 31, 2000.

Due to the increase in the average cost of interest bearing liabilities, the average interest rate spread was 2.76% for the three months ended March 31, 2001 compared to 2.97% for the three months ended March 31, 2000. The average net interest margin was 3.31% for the three months ended March 31, 2001 compared to 3.42% for the three months ended March 31, 2000.

Provision for loan loss. Provision for loan loss increased $7,000 to $38,000 for the three months ended March 31, 2001 from $31,000 for the three months ended March 31, 2000. The primary reason for the increase in the provision was the increased size of the loan portfolio. The Company's loan portfolio remains primarily residential mortgage loans and has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $664,000 or 0.78% of loans receivable, net at March 31, 2001 compared to $503,000 or 0.62% of loans receivable, net at March 31, 2000. The allowance for loan loss as a percentage of non-performing assets was 101.53% at March 31, 2001, compared to 62.14% at March 31, 2000.

Noninterest income. Noninterest income increased $43,000 to $175,000 for the three months ended March 31, 2001 from $132,000 for the three months ended March 31, 2000. The increase is primarily due an increase in service charges and fees of $29,000 and an increase in gains on security investments of $14,000.

Service charges and fees increased primarily due to an increase in loan fees and charges resulting from mortgage loans refinancing into secondary market loan products, an increase in overdraft fee income, income from a new check printing service, and an increase in safe deposit box fees. The gains on security investments was due to the sale of two United States Treasury Notes.

Noninterest expense. Noninterest expense increased $75,000 to $619,000 for the three months ended March 31, 2001 from $544,000 for the three months ended March 31, 2000. The increase is primarily due to a $58,000 increase in compensation and benefits, a $10,000 increase in other noninterest expense, a $7,000 increase in occupancy and equipment, and a $6,000 increase in data processing partially offset by a $6,000 decrease in FDIC insurance premium.

Compensation and benefits increased primarily due to the increase in salaries and benefits due to regular salary adjustments offset by a decrease in cost of retirement benefits due the consolidation of plans. Other noninterest expense increased primarily due to costs associated with new check printing services, an increase in costs associated with the disposition of real estate owned, and an increase in postage expenses. Occupancy and equipment increased primarily due to the costs associated with opening the Richland, Iowa branch in September 2000. Data processing increased primarily due to an increase in the usage of services offered by the main data processing provider. FDIC insurance premiums decreased primarily due to the decrease in Washington Federal's regulatory premium rate.

Results of Operations - Nine months Ended March 31, 2001 As Compared To The Nine Months Ended March 31, 2000

Performance summary. Net income decreased $1,000 to $785,000 for the nine months ended March 31, 2001 from $786,000 for the nine months ended March 31, 2000. The decrease is primarily due to an increase in noninterest expense of $110,000, an increase in the provision for loan loss of $31,000 and an increase in income tax expense of $7,000, partially offset by an increase in noninterest income of $53,000, and an increase in net interest income of $50,000. For the nine months ended March 31, 2001, the annualized return on average assets was 0.90% as compared to 0.97% for the nine months ended March 31, 2000. The annualized return on average equity was 9.63% for the nine months ended March 31, 2001, as compared to 9.74% for the nine months ended March 31, 2000.

Net interest income. Net interest income increased $50,000 to $2.7 million for the nine months ended March 31, 2001 from $2.7 million for the nine months ended March 31, 2000. The increase is primarily due to the increase of $651,000 in interest income to $6.7 million for the nine months ended March 31, 2001 from $6.1 million for the nine months ended March 31, 2000, which was partially offset by an increase in interest expense of $601,000 to $4.0 million for the nine months ended March 31, 2001 from $3.4 million for the nine months ended March 31, 2000.

For the nine months ended March 31, 2001, the average yield on interest-earning assets was 8.09% compared to 7.89% for the nine months ended March 31, 2000. The average cost of interest-bearing liabilities was 5.36% for the nine months ended March 31, 2001 compared to 4.90% for the nine months ended March 31, 2000. The average balance of interest-earning assets increased $8.3 million to $110.8 million for the nine months ended March 31, 2001 from $102.5 million for the nine months ended March 31, 2000. During this same period, the average balance of interest-bearing liabilities increased $7.1 million to $100.0 million for the nine months ended March 31, 2001 from $92.9 million for the nine months ended March 31, 2000.

The average interest rate spread was 2.73% for the nine months ended March 31, 2001 compared to 2.99% for the nine months ended March 31, 2000. The average net interest margin was 3.25% for the nine months ended March 31, 2001 compared to 3.44% for the nine months ended March 31, 2000.

Provision for loan loss. Provision for loan loss increased $31,000 to $101,000 for the nine months ended March 31, 2001 from $70,000 for the nine months ended March 31, 2000. The primary reason for the increase in the provision was the increased size of the loan portfolio, particularly in nonresidential real estate, commercial, and agriculture loans which are considered to carry a higher risk of default than residential loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $664,000 or 0.78% of loans receivable, net at March 31, 2001 compared to $503,000 or 0.62% of loans receivable, net at March 31, 2000. The allowance for loan loss as a percentage of non-performing assets was 101.53% at March 31, 2001, compared to 62.14% at March 31, 2000.

Noninterest income. Noninterest income increased $97,000 to $473,000 for the nine months ended March 31, 2001 from $376,000 for the nine months ended March 31, 2000. The increase is primarily due to an increase in bank service charges and fees of $67,000, an increase in gains from the sale of investment securities, an increase in investment commission income of $9,000, an increase in other noninterest income of $4,000, and an increase in insurance commissions of $3,000.

Bank service charges and fees increased primarily due to an increase in overdraft fee income as a result of a fee increase, loan fee income, income from new check printing service and continued efforts to restructure deposit account fee schedules. Gains on security investments was due to the sale of two United States Treasury Notes. Investment commission income increased primarily due to an increase in sales of mutual funds, annuities, and other investments to individuals. Other fee income increased primarily due to an increase in rental income on real estate property. Insurance commissions increased primarily due to the fluctuations in the volume of sales of credit life and disability products.

Noninterest expense. Noninterest expense increased $110,000 to $1.8 million for the nine months ended March 31, 2001 from $1.7 million for the nine months ended March 31, 2000. The increase is primarily due to a $78,000 increase in compensation and benefits, a $47,000 increase in occupancy and equipment, and an $8,000 increase in data processing, partially offset by a $17,000 decrease in FDIC insurance premium and a $5,000 decrease in other noninterest expense.

Compensation and benefits increased primarily due to the regular salary adjustments and an increase in staff. Occupancy and equipment expense increased primarily due to the cost of opening the Richland, Iowa branch in September 2000. FDIC insurance premiums decreased primarily due to the decrease in Washington Federal's regulatory premium rate.

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

Federal regulations historically have required Washington Federal to maintain minimum levels of liquid assets. The required percentage has varied from time to time based upon economic conditions and savings flows and is currently 4% of net withdrawable savings deposits and borrowings payable upon demand or in one year or less during the proceeding calendar month. Liquid assets for the purpose of this ratio include cash, certain time deposits, U.S. Government, government agency, and corporate securities and other obligations generally having remaining maturities of less than five years. Washington Federal has historically maintained its liquidity ratio at levels in excess of those required. At March 31, 2001, the Washington Federal's liquidity ratio was 12.71%.

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

The Banks anticipate that they will have sufficient funds available to meet current loan commitments. At March 31, 2001, Washington Federal had outstanding commitments to extend credit which amounted to $2.5 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $870,000.

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

                               Washington Bancorp
                                  (Registrant)

Date  May 10, 2001                             /s/ Stan Carlson
      ------------                             -------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

Date  May 10, 2001                             /s/ Leisha A. Linge
      ------------                             -------------------
                                               Leisha A. Linge, Executive Vice
                                               President