Form 10KSB
period 2001-06-30
WASHINGTON BANCORP
filed 2001-09-28
CIK 1002907

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

    For the Fiscal Year Ended June 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ______________________ to ___________________

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

         Securities Registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
                                      None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer had $9,557,000 in revenues for the fiscal year ended June 30, 2001.

As of September 4, 2001, there were issued and outstanding 517,803 shares of the Issuer's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Issuer, computed by reference to the last known sale price of such stock as of August 28, 2001, was $6.9 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the Issuer that such person is an affiliate of the Issuer.)

                                        DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 200l.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format YES [  ]   NO [ X ]

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

In March 1996, Washington Federal converted to the stock form of organization through the sale and issuance of its common stock to Washington. Washington, on June 24, 1997, entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Brighton, Iowa ("Rubio") for an aggregate merger consideration of approximately $4.6 million. Rubio is held as a separate subsidiary of Washington. In January 1998, Washington became a bank holding company upon its acquisition of Rubio. In December 1998, Wellman Federal Savings, a full-service branch of Washington Federal, was opened in Wellman, Iowa. In September 2000, Richland Federal Savings, a full-service branch of Washington Federal, was opened in Richland, Iowa. The principal assets of Washington are Washington Federal and Rubio (collectively, the "Banks"). Washington presently has no separate operations and its business consists of the business of the Banks. Deposits of both institutions are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the fullest extent permitted by law and regulation.

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

At June 30,  2001,  the  Company  had assets of  approximately  $119.7  million,
deposits  of   approximately   $72.9   million  and   stockholders'   equity  of
approximately $11.6 million.

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

At June 30, 2001, the Company's net loan portfolio totaled $84.1 million. Loans secured by first mortgages on one- to four-family residences totaled $48.8 million, or 57.6% of the Company's total loan portfolio at June 30, 2001. The Company originates and retains substantially all of its mortgage loan portfolio, but recently has experienced an increase in the number of mortgage loans originated for sale to the secondary market.

Loan Approval Authority. Loans for the purchase of real estate, construction loans, first mortgage refinances, second mortgages, and commercial loans to existing customers for more than $125,000, secured consumer loans for more than $35,000, unsecured consumer loans for more than $20,000 and commercial loans to new customers for more than $50,000 require loan committee approval. All other loans require the approval of two loan officers. The Board of Directors is provided a listing of all loans granted on a monthly basis for ratification.

Loans to One Borrower. Washington Federal, a savings bank, is subject to the same limits as those applicable to national banks which, under current regulations, limit loans-to-one borrower to an amount equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Washington Federal's maximum loan-to-one borrower limit was approximately $1.1 million as of June 30, 2001. Washington Federal's largest amount outstanding to one borrower or group of related borrowers, as of that date, was a group of loans secured by real estate and commercial operating loans in the aggregate amount of $703,000. All of the loans to this borrower have performed in accordance with their terms since their origination.

Rubio, a state bank, is subject to current regulations which limit loans-to-one borrower to an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital.) Rubio's maximum loan-to-one borrower limit was approximately $574,000 as of June 30, 2001. Rubio's largest amount outstanding to one borrower or group of related borrowers was a group of loans secured by agricultural real estate and agricultural operating loans in the aggregate amount of $371,000. All of the loans to this borrower have performed in accordance with their terms since their origination.

Loan Portfolio Composition. The following information sets forth the composition of the Company's loan portfolio in dollar amounts and in percentages at the dates indicated. All of the loans in the table have fixed interest rates, except for the commercial business loans which have adjustable rates, and certain adjustable rate one- to four-family real estate loans offered beginning in March 1996. The amount of adjustable rate one- to four-family loans totaled $10.0 million at June 30, 2001.

                                                                                    At June 30,
                                          ------------------------------------------------------------------------------------------
                                                2001               2000               1999               1998             1997
                                          ------------------------------------------------------------------------------------------
                                           Amount  Percent    Amount  Percent     Amount  Percent   Amount  Percent  Amount  Percent
                                          ------------------------------------------------------------------------------------------
                                                                               (Dollars in Thousands)
Real Estate Loans:
-----------------
  One- to four-family ................... $48,771    57.6%   $50,766    60.0%    $49,464   67.5%  $45,303   68.4%   $40,696   77.1%
  Home equity and second mortgage .......   2,523     2.9      2,431     2.9       1,258    1.7     1,164    1.7      1,233    2.3
  Multi-family and commercial real estate  13,936    16.5     13,727    16.2       8,612   11.8     7,411   11.2      4,775    9.1
  Other .................................      --      --         --      --          --     --        --     --         99    0.2
                                          ------------------------------------------------------------------------------------------
     Total mortgages ....................  65,230    77.0     66,924    79.1      59,334   81.0    53,878   81.3     46,803   88.7
  Construction loans ....................   1,174     1.4      1,782     2.1         796    1.1       152    0.2        694    1.3
                                          ------------------------------------------------------------------------------------------
     Total real estate loans ............  66,404    78.4     68,706    81.2      60,130   82.1    54,030   81.5     47,497   90.0
                                          ------------------------------------------------------------------------------------------
Commercial business loans ...............  12,498    14.8     10,963    12.9       8,714   11.9     8,164   12.3      2,715    5.2
                                          ------------------------------------------------------------------------------------------

Consumer Loans:
  Automobile ............................   4,936     5.8      4,142     4.9       3,161    4.3     3,065    4.6      1,899    3.6
  Deposit account .......................     865     1.0        825     1.0       1,245    1.7     1,014    1.6        645    1.2
                                          ------------------------------------------------------------------------------------------
     Total consumer loans ...............   5,801     6.8      4,967     5.9       4,407    6.0     4,079    6.2      2,544    4.8
                                          ------------------------------------------------------------------------------------------

Total loans .............................  84,703   100.0%    84,636   100.0%     73,251  100.0%    66,273  100.0%   52,756  100.0%
                                          ==========================================================================================

Less:

  Allowance for loan losses .............     608               648                 472                388             226
                                          ------------------------------------------------------------------------------------------
     Total loans receivable, net ........ $84,095           $83,988             $72,779            $65,885         $52,530
                                          ==========================================================================================

There are no foreign loans outstanding for any of the years presented.

Loan Maturities. The following schedule illustrates the contractual maturity and weighted average rates of the Company's loan portfolio at June 30, 2001. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       Real Estate
                        --------------------------------------------------------------------------------------------------
                             Mortgage          Construction     Commercial Business     Consumer              Total
                        --------------------------------------------------------------------------------------------------
                                  Weighted            Weighted           Weighted            Weighted             Weighted
                                   Average             Average            Average             Average              Average
                        Amount      Rate     Amount      Rate   Amount      Rate    Amount     Rate       Amount     Rate
                        --------------------------------------------------------------------------------------------------
                                                                        (In Thousands)
     Due during
    period ending
      June 30,
--------------------------------------------------------------------------------------------------------------------------
2002.................    $13,279     8.58%   $1,174     8.59%   $ 6,549     9.43%   $1,453     10.14%   $22,455     8.93%
2003.................     13,188     8.49       ---      ---      2,314     8.78       985     10.50     16,487     8.66
2004.................     12,878     8.79       ---      ---      1,015     9.69     1,142     10.22     15,035     8.96
2005 and 2006........      8,170     8.38       ---      ---      1,996     9.46     2,196     10.30     12,362     8.89
2007 to 2011.........      2,757     8.13       ---      ---        321     9.20        19      9.25      3,097     8.25
2012 to 2016.........      5,960     8.02       ---      ---        303     9.09         6      9.24      6,269     8.07
2017 and thereafter..      8,998     8.24       ---      ---        ---      ---       ---       ---      8,998     8.24
                         -------             ------             -------             ------              -------
                         $65,230             $1,174             $12,498             $5,801              $84,703
                         =======             ======             =======             ======              =======

As of June 30, 2001, the total amount of loans due after June 30, 2002 which have predetermined interest rates was $52.3 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $10.0 million.

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

The Company originates loans for its own portfolio and originates a limited number of loans for sale on the secondary market. Washington Federal originated 26 one- to four-family real estate loans for the secondary market during fiscal 2001, up from two during fiscal 2000. Washington Federal originated one 90% Farm Service Agency, Guaranteed Farm Ownership, and Guaranteed Operation Loan totaling $300,000 during fiscal year 2001. Rubio originated five 90% Farm
Service Agency, Guaranteed Farm Ownership, and Guaranteed Operation Loans totaling $731,000 during fiscal year 2001. The loans are backed by 90% guarantees of the U.S. government.

In periods of rising interest rates, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related fee income and operating earnings.

The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                          Year Ended June 30,
                                                   --------------------------------
                                                     2001        2000         1999
                                                   --------------------------------
                                                         (Dollars in Thousands)
Originations by type:
--------------------
Real estate
  One- to four-family ..........................   $ 11,404    $ 12,869    $ 22,118
   Home equity and second mortgage .............        885       1,072         992
   Multi-family and commercial real estate .....      5,888       9,070       5,860
   Construction ................................      1,877       3,914       1,623
Non real estate
   Commercial business .........................     13,855      10,906       6,827
   Consumer ....................................      5,259       4,748       4,728
                                                   --------------------------------
      Total loans originated ...................     39,168      42,579      42,148
Loans sold to secondary market .................     (2,660)       (157)       (522)
Principal (repayments) .........................    (36,441)    (31,037)    (34,648)
(Increase) decrease in allowance for loan losses         40        (175)        (84)
                                                   --------------------------------
Net increase (decrease) ........................   $    107    $ 11,210    $  6,894
                                                   ================================

One- to Four-Family Residential Mortgage Lending. The Company's primary lending activity consists of the origination of residential mortgage loans secured by property located in the Company's market area of Washington County, Iowa and adjoining counties. The Company will not generally originate a loan which exceeds 85% of the lesser of the appraised value or selling price of the mortgaged property.

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

Loan originations are generally obtained from existing customers, members of the local community, advertisements, and referrals from realtors and contractors within the Company's market area. Mortgage loans originated and held by the Company in its portfolio generally include due-on-sale clauses which provide the Company with the contractual right to deem the loan immediately due and payable in the event that the borrower transfers ownership of the property without the Company's consent.

The Company also has a limited amount of non-owner-occupied permanent residential one- to four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans.

Home Equity and Second Mortgage Lending. The Company originates home equity and second mortgage improvement loans. Home equity and second mortgage loans, together with loans secured by all prior liens, are generally limited to 90% or less of the appraised value of the property. Generally, such loans have a maximum term of up to three years with an amortization of up to 15 years. As of June 30, 2001, home equity and second mortgage loans amounted to $2.5 million which represented 2.9% of the Company's total loan portfolio.

Multi-Family and Commercial Real Estate Loans. The Company has historically engaged in a limited amount of multi-family and commercial real estate lending. Generally such loans have a term of three years and an amortization of up to 25 years, and have loan-to-value ratios of up to 80%. At June 30, 2001, $13.9 million or 16.5% of the Company's total loan portfolio consisted of loans secured by existing multi-family residential real estate and commercial real estate, including primarily farm real estate and one- to four-family housing developments. All of the Company's multi-family and commercial real estate loans are secured by properties located in its market area. The largest multi-family and commercial real estate loan as of June 30, 2001 totaled $312,000, and was secured by farm land and buildings. The loan has performed in accordance with its terms since origination.

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

Construction Loans. The Company makes construction loans primarily to individuals for the construction of single-family residences. At June 30, 2001, construction loans amounted to $1.2 million, or 1.4% of the Company's total loan portfolio. Construction loan rates are fixed at prime- based rates during the construction period. The terms of these loans are generally six months with an option to renew for an additional six months, at which time the loans are due. During the construction period, only interest payments are due, and on a case-by-case basis, the Company may allow the payment of interest from loan proceeds. The Company construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Company periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Company's market area.

Construction lending is generally considered to involve a higher degree of credit risk than long- term financing of residential properties. The Company's risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction and the estimated cost of construction. If the estimate of construction cost and the marketability of the property upon completion of the project prove to be inaccurate, the Company may be compelled to advance additional funds to complete the construction. Furthermore, if the estimate of value proves to be inaccurate, the Company may be confronted, at or prior to the maturity of the loan, with a property having a value that is insufficient to assure full repayment. For the small number of speculative loans originated to builders, the ability of the builder to sell completed dwelling units will depend, among other things, on demand, pricing and availability of comparable properties, and economic conditions. As of June 30, 2001, the Company had three speculative loans to builders secured by the property being constructed totaling $555,000.

Commercial Business Lending. At June 30, 2001, $12.5 million or 14.8% of the Company's total loans were comprised of commercial business loans. The Company's current commercial business lending portfolio is predominantly secured by accounts receivable, inventory, and equipment. The Company's agricultural loan portfolio, totaling $6.5 million at June 30, 2001, is primarily secured by livestock, growing crops, machinery and equipment. The largest commercial business loan totaled $335,000 at June 30, 2001.

Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to repay the loan from his or her employment and other income and which are secured by real property, the value of which is usually easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to repay the loan from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is likely to be dependent upon the general economic environment). The Company's commercial business loans are sometimes, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending. The Company offers a variety of consumer loans, including automobile loans and loans secured by deposits. The Company currently originates substantially all of its consumer loans in its market area, generally to its existing customers. At June 30, 2001, the Company's consumer loan portfolio totaled $5.8 million or 6.8% of its total loan portfolio.

The largest component of the Company's consumer loan portfolio consists of automobile loans. The Company originates new and used automobile loans on a direct basis, where the Company extends credit directly to the borrower. These loans generally have terms that do not exceed five years and carry a fixed rate of interest. Generally, loans on new vehicles are made in amounts up to 90% of dealer cost and loans on used vehicles are made in amounts up to 90% of the purchase price or the vehicle's published value, whichever is less. At June 30, 2001, the Company's automobile loans totaled $4.9 million or 5.8% of the Company's total loan portfolio.

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

Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. Further, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 2001, $53,000 of the Company's consumer loans were non-performing. See "-- Non-Performing Assets" and "-- Classified Assets." There can be no assurances, however, that delinquencies will not increase in the future.

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

The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of category at June 30, 2001. The amounts presented represent the total remaining principal balances of the elapsed loans, rather than the actual payment amounts which are overdue.

                                                  Loans  Delinquent  at June 30,
2001 for:

                                                 Loans Delinquent at June 30, 2001 for:
                       ----------------------------------------------------------------------------------------------
                           30-59 Days              60-89 Days            90 Days & Over             Total
                       ----------------------   -------------------  --------------------   -------------------------
                       No.    Amt.    Percent   No.  Amt.   Percent  No.   Amt.   Percent   No.     Amt.      Percent
                       ----------------------   -------------------  --------------------   -------------------------
                                                         (Dollars in Thousands)
Real Estate:
  Mortgage Loans...    31   $   845    61.2%    7   $  422    52.6%    6   $  165    29.0%    44   $  1,432    52.1%
Consumer...........    34       138    10.0    11       87    10.8    17       53     9.3     62        278    10.1
Commercial Business    17       398    28.8     8      293    36.5     7      350    61.6     32      1,041    37.8
                       ----------------------------------------------------------------------------------------------
Total..............    82    $1,381   100.0%   26   $  802   100.0%   30   $  568   100.0%   138   $  2,751   100.0%
                       ==============================================================================================

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

                                                             At June 30
                                                       -------------------------
                                                       2001      2000      1999
                                                       -------------------------
                                                         (Dollars in Thousands)

Accruing loans delinquent more than 90 days:
    Mortgage .....................................     $165      $164      $144
    Consumer .....................................       53        29         7
    Commercial business ..........................      350       183         4

Foreclosed assets:
    One- to four-family ..........................      146        --        39
    Nonresidential real estate ...................       --       271       132
                                                       -------------------------

Total non-performing assets ......................     $714      $647      $326
                                                       =========================

Total as a percentage of total assets ............     0.60%     0.56%     0.32%
                                                       =========================

Other Loans of Concern. In addition to the non-performing loans set forth in the table above, as of June 30, 2001, there was $1.9 million of loans designated as special mention for which known information about the possible credit problems of the borrowers or the cash flows of the security properties have caused management to have some doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. The largest loan classified as special mention had an outstanding balance of $158,000 on June 30, 2001, and was secured by land for development of one- to four-family residences.

Foreclosed Real Estate. Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as real estate owned until it is sold. When property is acquired it is recorded at the fair value at the date of foreclosure less estimated costs of disposition.

The Company records loans as in-substance foreclosures if the borrower has little or no equity in the property based upon its documented current fair value, if the Company can only expect repayment of the loan to come from the sale of the property and if the borrower has effectively abandoned control of the collateral or has continued to retain control of the collateral, but because of the current financial status of the borrower, it is doubtful the borrower will be able to repay the loan in the foreseeable future. In-substance foreclosures are accounted for as real estate acquired through foreclosure. There may be other significant expenses incurred such as attorney and other extraordinary servicing costs involved with in-substance foreclosures. The Company had three foreclosed real estate properties at June 30, 2001. One property has a pending purchase agreement and the other two are currently being rented.

Classified Assets. Office of Thrift Supervision ("OTS") regulations provide for a classification system for problem assets of insured institutions which covers all problem assets. Under this classification system, problem assets of insured institutions are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses presented make "collection or liquidation in full," on the basis of currently existing facts, conditions and values, "highly questionable and improbable." Assets classified as a loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is unwarranted. Assets may also be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

When an insured institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as a loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses generally do not qualify as regulatory capital. At June 30, 2001, the Company had classified $337,000 of its assets as substandard, and $5,000 as doubtful as compared to $830,000 and $10,000 at June 30, 2000 classified as substandard and doubtful, respectively.

Allowances for Loan Losses

It is management's policy to provide for losses on unidentified loans in the Company's loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the potential losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, and current economic conditions. The amount of provisions recorded in future periods may be significantly greater or less than the provisions taken in the past. At June 30, 2001, the allowance for loan losses was $608,000, or 0.72% of total loans.

The Company's reserve for loan loss requirement is calculated as a percentage of the total loans outstanding and total delinquent loans as of a particular quarter end. The Banks anticipate continuing with the current schedule of provisions to keep up with expected increases in loans outstanding during the next fiscal year.

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

                                                           At June 30,
                                ----------------------------------------------------------------
                                        2001                 2000                 1999
                                ----------------------------------------------------------------
                                         Percent of            Percent of             Percent of
                                         Loans in              Loans in               Loans in
                                           Each                  Each                   Each
                                        Category to           Category to            Category to
                                Amount  Total Loans   Amount  Total Loans   Amount   Total Loans
                                ----------------------------------------------------------------
                                                     (Dollars in Thousands)
Mortgage Loans ..............   $350       78.4%       $403      81.2%      $205       82.1%
Commercial Business Loans ...    154       14.8         152      12.9        155       11.9
Consumer Loans ..............    104        6.8          86       5.9         74        6.0
Unallocated .................     --         --           7        --         38         --
                                ---------------------------------------------------------------
                                $608      100.0%       $648     100.0%      $472      100.0%
                                ===============================================================

Analysis of the Allowance for Loan Losses. The following table sets forth information with respect to the Company's allowance for loan losses at the dates and for the periods indicated:

                                                                             Year Ended June 30,
                                                                          -------------------------

                                                                           2001     2000       1999
                                                                          -------------------------
                                                                            (Dollars in Thousands)
Balance at beginning of period ........................................   $ 648     $ 472     $ 388

Charge offs:
    Mortgage ..........................................................      --        --        --
    Consumer ..........................................................    (197)      (44)      (47)
                                                                          -------------------------
       Total charge offs ..............................................    (197)      (44)      (47)

Recoveries ............................................................      20        33        18
                                                                          -------------------------

Net charge offs .......................................................    (177)      (11)      (29)
                                                                          -------------------------
Provisions charged to operations ......................................     137       187       113
                                                                          ------------------------

Balance at end of period ..............................................   $ 608     $ 648     $ 472
                                                                          =========================

Ratio of net charge offs during the period to average loans outstanding
 during the period ....................................................    0.23%     0.01%     0.04%
                                                                          =========================

Ratio of net charge offs during the period to  average nonperforming
 assets ...............................................................    24.0%     2.16%     14.8%
                                                                          =========================

Investment Activities

The Company is required under federal regulations to maintain a minimum amount of liquid assets which may be invested in specified short-term securities and certain other investments. See "Regulation -- Regulation of Savings Associations and Savings Banks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders attached hereto as Exhibit 13. The Company has continuously maintained a liquidity portfolio in excess of regulatory requirements. Liquidity levels may be increased or decreased depending upon the yields on investment alternatives and upon management's judgment as to the attractiveness of the yields then available in relation to other opportunities and its expectation of future yield levels, as well as management's projections as to the short-term demand for funds to be used in the Company's loan origination and other activities. At June 30, 2001, the Company had an investment portfolio of approximately $25.0 million, consisting primarily of U.S. government agency obligations and corporate securities. To a lesser extent, the portfolio also includes U.S. Treasury Securities, mortgage-backed and related securities, municipal bonds, and FHLB stock, as permitted by federal banking regulations. The Company classifies its investments as held to maturity or available for sale.

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

                                                                   At June 30,
                                          ------------------------------------------------------------
                                               2001                 2000                1999
                                          ------------------------------------------------------------
                                          Book   Percent of    Book   Percent of   Book    Percent of
                                          Value     Total      Value    Total      Value     Total
                                          -----------------------------------------------------------
                                                                 (Dollars in Thousands)
Investment Securities:
   Available for sale (1):
       U.S. treasury securities .......   $ 1,995    7.98%    $   300    1.24%    $ 1,708     7.65%
       U.S. government agencies .......    11,276   45.13      16,056   66.60      13,623    61.05
       State and political subdivisions       460    1.84         326    1.35         439     1.97
       Mortgage-backed securities .....     2,470    9.88          --      --          --       --
       Corporations ...................     5,890   23.57       4,920   20.41       4,925    22.07
                                          ---------------------------------------------------------
             Total Available for Sale .    22,091   88.40      21,602   89.61      20,695    92.74
                                          ---------------------------------------------------------
  Held to maturity(1):
       State and political subdivisions     1,143    4.57        775     3.21        761      3.41
       Mortgage-backed securities .....        --      --         --       --         --        --
                                          ---------------------------------------------------------
             Total held to maturity ...     1,143    4.57        775     3.21        761      3.41
                                          ---------------------------------------------------------
         Total Investment Securities ..    23,234   92.97     22,377    92.82     21,456     96.15
                                          ---------------------------------------------------------
FHLB Stock ............................     1,756    7.03      1,730     7.18        860      3.85
                                          ---------------------------------------------------------
        Total Investment Securities ...
        and FHLB Stock ..............     $24,990  100.00%   $22,316   100.00%  $24,107     100.00%
                                          =========================================================
Average remaining life of investment
  securities (excluding FHLB Stock) ...   3.7 Years        4.3 years           3.9 Years
Interest-Earning Assets:
   Interest-bearing deposits with
     banks ............................   $ 2,462  100.00%   $ 1,859   100.00%  $   901     100.00%
                                          =========================================================

(1) Securities classified as available for sale were carried at fair value at June 30, 2001, 2000 and 1999. Securities classified as held to maturity were carried at historical cost at all respective dates.

The fair value of the available for sale investment portfolio at June 30, 2001 was $22.1 million resulting in an unrealized loss, net of income tax, at that date of approximately $30,000.

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

Investment  Portfolio  Maturities.   The  following  table  sets  forth  certain
information   regarding  the  carrying  values,   weighted  average  yields  and
maturities of the Company's investment securities portfolio at June 30, 2001.

                                                         At June 30, 2001
                                   ---------------------------------------------------------
                                        Book Value of Investment Securities Maturing In
                                   ---------------------------------------------------------
                                                                                    Total
                                   Less Than                              Over    Investment
                                    1 Year    1- 5 Years   5-10 Years   10 Years  Securities
                                   ---------------------------------------------------------
                                                    (Dollars in Thousands)
U.S. treasury securities .......    $ 1,995    $    --     $    --     $    --      $ 1,995
U.S. government agencies .......        116     10,664         496          --       11,276
Mortgage-backed securities .....         28        131         220       2,091        2,470
State and political subdivisions        305        548         549         201        1,603
Corporations ...................        405      4,637         848          --        5,890
                                    -------------------------------------------------------
     Total .....................    $ 2,849    $15,980     $ 2,113      $ 2,292     $23,234
                                    =======================================================

Weighted average yield .........       4.06%      5.86%       6.22%       6.40%       5.73%
                                    =======================================================

Sources of Funds

General. Deposits are the major external source of the Company's funds for lending and other investment purposes. The Company derives funds from amortization and prepayment of loans and, to a much lesser extent, maturities of investment securities, borrowings, mortgage-backed securities and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and market conditions. The Company had $32.3 million in FHLB advances outstanding at June 30, 2001.

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

The interest rates paid by the Banks on deposits are set bi-weekly at the direction of management. The Banks determine the interest rate to offer the public on new and maturing accounts by reviewing the current Treasury rate for the term and the market interest rates offered by competitors. The Banks review, weekly, the interest rates being offered by the other principal financial institutions within its market area.

Savings accounts constituted $5.6 million, or 7.6% of the Company's deposit portfolio at June 30, 2001. Certificates of deposit constituted $47.0 million or 64.1% of the deposit portfolio of which $3.2 million or 4.3% of the deposit portfolio were certificates of deposit with balances of $100,000 or more. MMDA accounts constituted $10.9 million or 14.8% of the Company's deposit portfolio at June 30, 2001. As of June 30, 2001, the Banks had one brokered deposit for a total of $99,000. At June 30, 2001, transaction deposits were $9.4 million or 12.8% of total deposits.

Savings Deposit Activities. The following table sets forth the savings activity at the Banks during the period indicated.

                                                          Year Ended June 30,
                                                   ----------------------------------
                                                     2001         2000        1999
                                                   ----------------------------------
                                                         (Dollars in Thousands)
Opening balance ................................   $ 73,297     $ 75,689     $ 66,595
Net increase (decrease) before interest credited     (2,589)      (4,576)       6,647
Interest credited ..............................      2,196        2,184        2,447
                                                   ----------------------------------

Ending balance .................................   $ 72,904     $ 73,297     $ 75,689
                                                   ==================================

Net increase (decrease) ........................   $   (393)    $ (2,932)    $  9,094
                                                   ==================================

Percent increase (decrease) ....................     (0.54)%      (3.16)%      13.66%
                                                   ==================================

The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Banks for the periods indicated.

                                                                  June 30,
                                            ------------------------------------------------------
                                                  2001              2000               1999
                                            ------------------------------------------------------
                                                     Percent            Percent           Percent
                                             Amount  of Total   Amount  of Total  Amount  of Total
                                            ------------------------------------------------------
                                                           (Dollars in Thousands)
Transaction and Savings Deposits(1)
--------------------------------
Demand and NOW Accounts (0.00%-2.40%) ...   $ 9,382   12.78%   $9,4569   12.83%   $8,536   11.22%
Money Market Accounts (1.75% - 4.00%) ...    10,879   14.82     11,580   15.71    11,471   15.08
Passbook Savings Accounts (1.75% - 2.40%)     5,604    7.64      5,531    7.50     5,728    7.53
                                            ----------------------------------------------------
Total Non-Certificates ..................    25,865   35.25     26,570   36.04    25,735   33.83
                                            ----------------------------------------------------
Certificates
1.00% - 2.00% ...........................       132    0.18
2.01% - 3.00% ...........................       124    0.17       260     0.35      361     0.47
3.01% - 4.00% ...........................       154    0.21       185     0.25       --       --
4.01% - 5.00% ...........................    10,275   14.00     9,843    13.35   11,423    15.01
5.01% - 6.00% ...........................    20,468   27.89    21,965    29.80   31,959    42.01
6.01% - 7.00% ...........................    15,886   21.65    14,473    19.63    6,211     8.17
                                            ----------------------------------------------------
Total Certificates ......................    47,039   64.10    46,726    63.39   49,954    65.66
                                            ----------------------------------------------------
Accrued Interest ........................       482    0.66       421     0.57      388     0.51
                                            ----------------------------------------------------
Total Deposits and Accrued Interest .....   $73,386  100.00%  $73,717   100.00% $76,077   100.00%
                                            ====================================================

(1)  Rates shown are at June 30, 2001.

The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 2001.

                                           0.00-        4.01-        5.01-       6.01-                 Percent of
                                           4.00%        5.00%        6.00%       7.00%        Total      Total
                                          -----------------------------------------------------------------------
                                                                   (Dollars in Thousands)
Certificate accounts maturing in quarter ending:

September 30, 2001..................      $   36      $  1,803    $  9,353     $  1,936      $13,128      27.91%
December 31, 2001...................         118         2,583       3,101        1,494        7,296      15.51
March 31, 2002......................         257         1,310       1,685        4,999        8,251      17.54
June 30, 2002.......................         ---         1,367         601        1,412        3,380       7.19
September 30, 2002..................         ---           214         761        2,056        3,031       6.44
December 31, 2002...................         ---           763       1,247        1,231        3,241       6.89
March 31, 2003......................         ---           193         295        1,252        1,740       3.70
June 30, 2003.......................         ---           696         227          139        1,062       2.26
September 30, 2003..................         ---            47         241          133          421       0.90
December 31, 2003...................         ---           503         669          245        1,417       3.01
March 31, 2004......................         ---           480         260          228          968       2.06
June 30, 2004.......................         ---           316         726          675        1,717       3.65
Thereafter..........................         ---           ---       1,301           86        1,387       2.95
                                          -----------------------------------------------------------------------
Total...............................      $  411       $10,275     $20,467      $15,886      $47,039     100.00%
                                          ======================================================================

   Percent of Total.................       0.87%        21.84%      43.51%       33.77%      100.00%
                                          ==========================================================

The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of June 30, 2001.

                                                                MATURITY
                                       ----------------------------------------------------------
                                       3 Months    Over 3- 6    Over 6-12     Over 12
                                       or Less       Months       Months       Months      Total
                                       ----------------------------------------------------------
                                                        (Dollars in Thousands)
Certificates of Deposit less than
$100,000.............................   $12,781      $6,746      $10,059      $14,302     $43,888

Certificates of Deposit of
$100,000 or More.....................       347         550        1,572          682       3,151
                                        ---------------------------------------------------------

Total Certificates of Deposit........   $13,128      $7,296      $11,631      $14,984     $47,039
                                        =========================================================

Borrowings

Deposits are the primary source of funds of the Company's lending and investment activities and for its general business purposes. In addition, the Company may obtain advances from the FHLB of Des Moines to supplement its supply of lendable funds. Advances from the FHLB of Des Moines are typically secured by a pledge of the Company's stock in the FHLB of Des Moines and a portion of the Company's first mortgage loans and certain other assets. The Company, if the need arises, may also access the Federal Reserve discount window to supplement its supply of lendable funds and to meet deposit withdrawal requirements. At June 30, 2001, the Company had $32.3 million of borrowings.

The following table sets forth the maximum month-end balance and average balance of FHLB advances for the dates indicated.

                                               For the Year Ended June 30,
                                         ---------------------------------------
                                          2001            2000            1999
                                         ---------------------------------------
                                                 (Dollars in Thousands)

Maximum Balance ................         $32,335         $30,193         $16,628

Average Balance ................         $29,832         $23,441         $15,537

The following table sets forth certain information as to Washington Federal's FHLB advances at the dates indicated.

                                                                    June 30,
                                                     --------------------------------------
                                                        2001          2000          1999
                                                     --------------------------------------
                                                            (Dollars in Thousands)
FHLB Advances ....................................   $   32,335    $   30,193    $   15,706

Weighted average interest rate during the period
of FHLB advances .................................         6.01%         5.89%         5.68%

Weighted average interest rate at end of period of
FHLB advances ....................................         5.35%         6.38%         5.66%

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

Subsidiary Activity

Washington Federal is permitted to invest up to 2% of its assets in the capital stock of, or secured or unsecured loans to, subsidiary corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under such limitations, as of June 30, 2001, Washington Federal was authorized to invest up to approximately $1.9 million in the stock of, or loans to, service corporations (based upon the 2% limitation).

Washington Federal has one wholly owned subsidiary. The subsidiary conducts business under the name of Washington Financial Services, Inc. ("Washington Financial"). Washington Federal's investment in its subsidiary totaled $70,000 at June 30, 2001. The subsidiary's source of income is brokerage fees, and it had net income of $52,000, $18,000 and $23,000 for the years ended June 30, 2001, 2000 and 1999, respectively. The primary activity of the subsidiary is the brokering of credit life and disability insurance products. In addition, Washington Federal has an arrangement with Eagle One Investment Group ("Eagle One") to provide support for Washington Financial's investment services office. Washington Financial began offering non-insured investment products to meet the needs of current customers and the community on July 1, 1999. Eagle One is a locally-owned investment firm with offices in banks throughout the Midwest. Eagle One offers investment options to include stocks, bonds, mutual funds, tax-advantaged investments and insurance. Washington Financial is the only Eagle One retail office in Washington Federal's market area.

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

Regulation of Savings Associations and Savings Banks. The OTS has extensive authority over the operations of savings associations. As part of this authority, Washington Federal is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS and the FDIC. Under agency scheduling guidelines, it is likely that another examination will be initiated within 18 months. When these examinations are conducted by the OTS and the FDIC, the examiners may require Washington Federal to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 2001 was $29,000. Rubio is subject to similar regulation and oversight by the ISB and the FRB.

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

In addition, the investment, lending and branching authority of Washington Federal is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. Rubio is subject to similar restrictions under state law and federal law. Federal savings associations are also generally authorized to branch nationwide regardless of state law whereas Iowa chartered banks, such as Rubio, are subject to certain state law restrictions. At June 30, 2001 Washington Federal and Rubio were in compliance with the noted restrictions.

Washington Federal's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). Rubio's general permissible lending limit for loans-to-one borrower is an amount equal to 15% of the aggregate capital (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of aggregate capital). At June 30, 2001, Washington Federal's and Rubio's lending limit under these restrictions were $1.1 million and $574,000, respectively. Washington Federal and Rubio are in compliance with the loans-to-one- borrower limitation.

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

For fiscal 2001, the SAIF insurance premium range was 0 to 27 basis points per $100 of domestic deposits. Washington Federal qualified for the minimum SAIF assessment.

In addition,  insured  institutions are required to pay a Financing  Corporation
(FICO) assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to 1.88 basis points for each $100 in domestic deposits for both BIF and SAIF-insured deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the years 2017 through 2019.

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

The OTS capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital. At June 30, 2001, Washington Federal did not have any intangible assets and accumulated losses on available for sale securities, net of tax of $12,000.

The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At June 30, 2001, Washington Federal had one excludable subsidiary.

At June 30, 2001, Washington Federal had tangible capital of $7.8 million, or 8.25% of adjusted total assets, which is approximately $6.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

The OTS capital standards also require core capital equal to at least 4% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered "adequately capitalized" unless its supervisory condition allows it to maintain a 3% ratio. At June 30, 2001, Washington Federal had no intangibles which were subject to these tests.

At June 30, 2001, Washington Federal had core capital equal to $7.8 million, or 8.25% of adjusted total assets, which is $4.0 million above the minimum leverage ratio requirement of 4% as in effect on that date.

The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a saving association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 2001, Washington Federal had no capital instruments that qualify as supplementary capital and $460,000 of general loss reserves, which was less than 1.25% of risk-weighted assets.

Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to- value ratio and reciprocal holdings of qualifying capital instruments. Washington Federal had $21,000 of such exclusions from capital and assets at June 30, 2001.

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

On June 30, 2001, Washington Federal had total capital of $8.3 million and risk-weighted assets of $64.9 million or total capital of 12.77% of risk-weighted assets. This amount was $3.1 million above the 8% requirement in effect on that date.

Rubio is subject to capital requirements similar to those required of Washington Federal. At June 30, 2001, Rubio had Tier 1 or leverage capital of $2.6 million, or 11.69% of average total assets, which is approximately $1.9 million above the minimum requirement of 3% of average total assets in effect on that date.

At June 30, 2001, Rubio had Tier 1 risk-based capital of $2.6 million, or 17.83% of total risk- based assets, which is approximately $2.0 million above the minimum requirement of 4% of total risk-based assets in effect on that date.

At June 30, 2001, Rubio had risk-based capital of $2.7 million, or 18.85% of total risk-based assets, which is approximately $1.6 million above the minimum requirement of 8% of total risk- based assets in effect on that date.

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

Liquidity. All savings associations, including Washington Federal, are required to maintain sufficient liquidity to ensure its safe and sound operation. For a discussion of what Washington Federal includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Liquidity and Capital Resources" in the Annual Report to Stockholders filed as Exhibit 13 hereto. Rubio has no liquidity requirement. At June 30, 2001, Washington Federal had a liquidity ratio of 14.1%, which is believed to be sufficient to satisfy present and foreseeable financial obligations.

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

Qualified  Thrift Lender Test. All savings  associations,  including  Washington
Federal, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Code. Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 2001, Washington Federal met the test and has always met the test since its effectiveness.

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

Transactions with Affiliates. Generally, transactions between an FDIC-insured institution or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the institution's capital. Affiliates of Washington Federal and Rubio include the Company and any company which is under common control with Washington Federal and Rubio. Directors, officers or controlling persons are also subject to regulations that restrict loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals, except if the loans are made pursuant to an employee benefit plan. At June 30, 2001, Washington Federal and Rubio were in compliance with the above restrictions.

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

Federal Reserve System. The FRB requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 2001, Washington was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements that may be imposed by the OTS. See "-- Liquidity."

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

As a member, Washington Federal and Rubio are required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 2001, Washington Federal had an aggregate of $1.7 million and Rubio had an aggregate of $74,000 in FHLB stock, which was in compliance with this requirement. In past years, Washington Federal has received substantial dividends on its FHLB stock. Over the past five fiscal years, such dividends have averaged 6.58% and were 6.07% for fiscal year 2001.

Under federal law, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of Washington Federal's FHLB stock may result in a corresponding reduction to its capital.

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

To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 2001 Washington Federal's Excess for tax purposes totaled approximately $174,000.

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

Stan Carlson, age 44, was appointed President and Chief Executive Officer of Washington Federal in 1993 and President of Rubio in 2000. Prior to joining Washington Federal, he was Executive Vice President of Northwoods State Bank, Northwoods, Iowa.

Gary J. Collier, age 29, became Executive Vice President and Chief Executive Officer of Rubio Savings Bank of Brighton in 2000. Prior to that, he was Vice President and Cashier of Rubio. From 1994 to 1999 he was a loan officer.

Leisha A. Linge, age 37, was appointed Executive Vice President of Washington Federal in 1999 and has acted as the financial and accounting officer since 1995. From 1992 to 1995 she was a loan officer for Washington Federal.

Employees

As of June 30, 2001, the Company had 27 full time and 13 part-time and seasonal employees. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is satisfactory.

Item 2. Description of Property

The Company conducts its business at its main offices. The Company's total investment in offices, office property and equipment is $1.9 million with a net book value of $987,000 at June 30, 2001. The following table sets forth information regarding the Company's properties:

                                                              Net Book Value
                                                             of Real Property
                                               Leased/   or Leasehold Improvements      Year
                                                Owned        at June 30, 2001          Opened
                                               ----------------------------------------------
Washington Federal Locations:
Main Office
102 East Main Street
Washington, Iowa .........................       Owned           $193,000               1976

Drive-thru
220 East Washington Street
Washington, Iowa .........................       Owned           $206,000              1994

Wellman Branch Office
801 6th Street
Wellman, Iowa ............................       Owned           $ 92,000              1999

Richland Branch Office
107 Richland Street
Richland, Iowa ...........................       Owned           $ 82,000              2000

Rubio Location:
Main Office ..............................       Owned           $198,000              1984
122 East Washington
Rubio, Iowa

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 2001.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Pages 54 and 55 of the attached 2001 Annual Report to Stockholder are herein incorporated by reference.

Item 6. Management's Discussion and Analysis or Plan of Operations

Pages 6 to 19 of the attached 2001 Annual Report to Stockholders are herein incorporated by reference.

Item 7. Financial Statements

Pages 20 to 52 of the Company's 2001 Annual Report to Stockholders are herein incorporated by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons;

Compliance with Section 16(a) of the Exchange Act

Directors

Information concerning directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

Information regarding the business experience of the executive officers of the Company and the Banks, who are not also directors contained in Part I of this Form 10-KSB, is incorporated herein by reference.

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

To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended June 30, 2001, all Section 16(a) filing requirements applicable to its officers, directors and 10% beneficial owners were complied with by such persons.

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

Item 13. Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                                                                                                   Reference to
Regulation                                                                                      Prior Filing or
S-B Exhibit                                                                                       Exhibit Number
  Number                                         Document                                       Attached Hereto
------------------------------------------------------------------------------------------------------------------------------------
2             Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession               None
3             (i)  Articles of Incorporation and amendments thereto                                      *
              (ii)  Bylaws                                                                               *
4             Instruments defining the rights of holders                                                None
9             Voting Trust Agreement                                                                    None
10            Material Contracts
                 Employment Agreement with Stan Carlson                                                  *
                 Employee Stock Ownership Plan                                                           *
                 Stock Option Plan                                                                       *
                 Recognition and Retention Plan                                                          *
11            Statement:  re computation of per share earnings                                           11
13            Annual Report to Security Holders                                                          13
16            Letter:  re change in certifying accountant                                               None
18            Letter:  re change in accounting principles                                               None
21            Subsidiaries of Registrant                                                                 21
22            Published report regarding matter submitted to vote                                       None
23            Consent of  Accountants                                                                   None
24            Power of Attorney                                                                     Not Required
99            Additional Exhibits                                                                       None
---------------------

* Filed on January 3, 1996, as exhibits to the Company's Form S-1 registration statement (File number 33-98778). All of such previously filed documents are hereby incorporated herein by reference in accordance with
     Item 601 of Regulation S-B.

         (b)  Reports on Form 8-K:

         No current reports on Form 8-K were filed by the Company during the three months ended June 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 WASHINGTON BANCORP

Date:  September 27, 2001    By: /s/ Stan Carlson
       --------------------      -----------------------------------------------
                                 Stan Carlson
                                 President, Chief Executive Officer and Director
                                 (Duly Authorized Representative)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stan Carlson                           /s/ Rick R. Hofer
---------------------------------          -------------------------------------
Stan Carlson, President, Chief             Rick R. Hofer, Director
Excutive Officer and Director
(Principal Executive Officer)

Date: September 27, 2001                   Date: September 27, 2001
     ----------------------------               --------------------------------


/s/ Myron L. Graber                        /s/ Richard L. Weeks
---------------------------------          -------------------------------------
Myron L. Graber, Director                  Richard L. Weeks, Director

Date: September 27, 2001                   Date: September 27, 2001
     ---------------------------                --------------------------------


/s/ Mary Levy                              /s/ James D. Gorham
--------------------------------           -------------------------------------
Mary Levy, Chairman of the Board           James D. Gorham, Director

Date: September 27, 2001                   Date: September 27, 2001
     ---------------------------                --------------------------------


/s/ Ja. Richard Wiley                      /s/ Leisha A. Ling
--------------------------------           -------------------------------------
J. Richard Wiley, Director                 Leisha A. Linge, Executive Vice
                                           President and Treasurer
                                           (Principal Financial and Accounting
                                           Officer)

Date: September 27, 2001                   Date: September 27, 2001
     ---------------------------                --------------------------------


/s/ Dean Edwards
--------------------------------
Dean Edwards, Director

Date: September 27, 2001
     ---------------------------