Form 10QSB
period 2001-09-30
WASHINGTON BANCORP
filed 2001-11-14
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                                         OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

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

                  102 East Main Street, Washington, Iowa 52353
                  --------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

Common Stock, $.01 par value 511,653 shares outstanding as of November12, 2001

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition at September 30, 2001 (unaudited) and June 30, 2001

                  Unaudited Consolidated Statements of Income for the three months ended September 30, 2001 and 2000

                  Unaudited Consolidated Statements of Comprehensive Income for the three months ended September 30, 2001 and 2000

                  Unaudited Consolidated Statements of Cash Flows for the three months ended September 30, 2001 and 2000

                  Notes to Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

         Exhibits

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

Washington Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

                                                          September 30,     June 30,
                                                               2001          2001 *
                                                          ----------------------------
                                                           (unaudited)
ASSETS
Cash and cash equivalents:
  Interest-bearing ....................................   $  1,924,090    $  2,462,282
  Noninterest-bearing .................................      1,139,952         679,041
Investment securities:
  Held to maturity ....................................      1,150,301       1,142,599
  Available-for-sale ..................................     22,618,935      22,090,836
Federal funds sold ....................................         80,000       3,350,000
Loans receivable, net of allowance for loan losses
  of $661,074 at September 30, 2001 and $607,833
  at June 30, 2001 ....................................    85,208,895       84,095,349
Accrued interest receivable ...........................     1,763,737        1,517,702
Federal Home Loan Bank stock ..........................     1,756,200        1,756,200
Foreclosed real estate ................................       156,104          145,949
Premises and equipment, net ...........................     1,027,067          986,635
Goodwill ..............................................     1,091,402        1,091,402
Other assets ..........................................       370,145          373,855
                                                         -----------------------------
            Total assets ..............................  $118,286,828     $119,691,850
                                                         =============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits:
    Noninterest-bearing ...............................  $  4,272,805     $  4,107,003
    Interest-bearing ..................................    71,047,130       68,797,275
                                                         -----------------------------
            Total deposits ............................    75,319,935       72,904,278
Federal funds purchased ...............................       500,000        1,500,000
Borrowed funds ........................................    29,540,858       32,334,794
Advances from borrowers for taxes and insurance .......        94,903          244,377
Accrued expenses and other liabilities ................       712,301          754,975
                                                         -----------------------------
            Total liabilities .........................   106,167,997      107,738,424
                                                         -----------------------------

Redeemable common stock held by ESOP ..................       332,725          336,980
                                                         -----------------------------
Stockholders' Equity:
  Common Stock ........................................         6,511            6,511
  Common Stock ........................................     6,165,755        6,175,332
  Retained Earnings ...................................     8,240,518        8,175,145
  Accumulated  other  comprehensive  gain (loss) ......        88,592          (29,669)
  Cost of common shares aquired for the  treasury
    (134,730 at September 30, 2001 and 134,162 at
    June 30, 2001) ....................................    (2,080,214)      (2,070,600)
  Deferred  compensation ..............................       (33,276)         (21,093)
  Maximum cash  obligation  related to ESOP shares ....      (332,725)        (336,980)
  Unearned ESOP shares ................................      (269,055)        (282,200)
                                                         -----------------------------
       Total stockholders' equity .....................    11,786,106       11,616,446
                                                         -----------------------------
       Total liabilities and stockholders' equity .....  $118,286,828     $119,691,850
                                                         =============================

* Condensed from audited financial statements See Notes to Financial Statements.

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Income

                                                                 Three Months Ended
                                                                    September 30,
                                                                  2001         2000
                                                               -----------------------
Interest and dividend income:
  Loans, including fees:
    First mortgage loans ...................................   $1,125,420   $1,152,092
    Consumer and other loans ...............................      760,834      690,352
  Investment securities:
    Taxable ................................................      306,634      352,449
    Nontaxable .............................................       20,624       15,716
  Federal Home Loan Bank stock .............................       18,060       29,680
                                                               -----------------------
        Total interest income ..............................    2,231,572    2,240,289
                                                               -----------------------
Interest expense:
  Deposits .................................................      816,278      845,524
  Borrowed funds ...........................................      417,969      511,560
                                                               -----------------------
        Total interest expense .............................    1,234,247    1,357,084
                                                               -----------------------
        Net interest income ................................      997,325      883,205
Provision for loan losses ..................................       60,000       34,000
                                                               -----------------------
        Net interest income after provision
        for loan losses ....................................      937,325      849,205
                                                               -----------------------
Noninterest income:
  Service charges and fees .................................      132,226      113,322
  Insurance commissions ....................................       12,810       15,193
  Investment commissions ...................................       13,839       10,755
  Other ....................................................        2,587       13,476
                                                               -----------------------
        Total noninterest income ...........................      161,462      152,746
                                                               -----------------------
Noninterest expense:
  Compensation and benefits ................................      368,119      308,556
  Occupancy and equipment ..................................       70,759       67,690
  FDIC deposit insurance premium ...........................        9,246       11,315
  Data processing ..........................................       28,105       20,619
  Goodwill amortization ....................................           --       23,640
  Other ....................................................      157,130      139,152
                                                               -----------------------
        Total noninterest expense ..........................      633,359      570,972
                                                               -----------------------
        Income before income taxes .........................      465,428      430,979
Income tax expense .........................................      155,578      171,631
                                                               -----------------------
         Net income ........................................   $  309,850   $  259,348
                                                               =======================

Earnings per common share
  Basic ....................................................   $     0.63   $     0.51
  Diluted ..................................................   $     0.62   $     0.50
Dividends per common share .................................   $     0.50   $     0.50

Weighted average common shares for:
  Basic earnings per share .................................      491,040      508,693
  Diluted earnings per share ...............................      503,624      516,159

See Notes to Financial Statements

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

                                                             Three Months Ended
                                                                September 30,
                                                               2001       2000
                                                             -------------------

Net income ...............................................   $309,850   $259,348
Other comprehensive income(loss),
  Unrealized holding gains (losses) arising during
    the period, net of income taxes ......................    118,261    110,316
                                                             -------------------
        Comprehensive income .............................   $428,111   $369,664
                                                             ===================

See Notes to Financial Statements

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
Three Months Ended September 30, 2001 and 2000

                                                                                   2001          2000
                                                                                ------------------------
Cash Flows from Operating Activities
  Net income ................................................................   $  309,850    $  259,348
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of premiums and discounts on
      debt securities .......................................................      (10,964)        4,465
    Amortization of goodwill ................................................           --        23,641
    Provision  for loan  losses .............................................       60,000        34,000
    Loss on sale of  foreclosed  real  estate ...............................        5,205        20,743
    Depreciation ............................................................       31,535        22,498
    Compensation under stock awards .........................................       12,004         6,274
    ESOP contribution expense ...............................................       22,182        16,469
    (Increase) in accrued interest receivable ...............................     (246,035)     (182,884)
    (Increase)decrease in other assets ......................................      (15,258)       51,691
    Increase (decrease) in accrued expenses and other liabilities ...........      (99,313)       78,928
                                                                                ------------------------
        Net cash provided by operating activities ...........................       69,206       335,173
                                                                                ------------------------
Cash Flows from Investing Activities
  Held-to-maturity securities:
    Purchases ...............................................................       (7,800)           --
  Available-for-sale securities:
    Maturities and calls ....................................................    4,676,832       300,000
    Purchases ...............................................................   (5,000,000)           --
  Federal funds sold, net ...................................................    3,270,000       (15,000)
  Purchase of Federal Home Loan Bank stock ..................................           --       (26,600)
  Loans made to customers, net ..............................................   (1,188,906)     (915,008)
  Purchase of premises and equipment ........................................      (71,968)     (123,711)
                                                                                ------------------------
        Net cash provided by (used in) investing activities .................    1,678,158      (780,319)
                                                                                ------------------------
Cash Flows from Financing Activities
  Net increase in deposits ..................................................    2,415,657     1,078,314
  Proceeds from Federal Home Loan Bank advances .............................    2,680,000   180,800,000
  Principal payments on Federal Home Loan Bank advances .....................   (5,473,936) (180,018,234)
  Federal funds purchased, net ..............................................   (1,000,000)           --
  Net (decrease) in advances from borrowers for taxes
    and insurance ...........................................................     (149,474)     (200,083)
  Acquisition of common stock ...............................................      (97,775)     (130,937)
  Stock options exercised ...................................................       45,360            --
  Dividends paid ............................................................     (244,477)     (252,158)
                                                                                ---------------------------
        Net cash provided by (used in) financing activities .................   (1,824,645)    1,276,902
                                                                                ---------------------------

        Increase  (decrease)  in cash and cash  equivalents .................      (77,281)      831,756

Cash and cash equivalents:
  Beginning .................................................................    3,141,323     2,849,385
                                                                                ------------------------
  Ending ....................................................................   $3,064,042    $3,681,141
                                                                                ========================

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
Three Months Ended September 30, 2001 and 2000

                                                             2001         2000
                                                           ---------------------
Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors ......................     $418,968     $367,685
    Interest paid on other obligations ...............     $391,507     $490,379
    Income taxes, net of refunds .....................     $203,065     $193,400

Supplemental Schedule of Noncash Investing and
  Financing Activities
  Transfers from loans to foreclosed real estate .....     $   --       $133,969
  Contract sales of foreclosed real estate ...........     $   --       $ 40,000

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

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three month period ended September 30, 2001, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by generally accepted accounting principles necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 2001 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

Goodwill. Goodwill resulting from the Company's acquisition of Rubio Savings Bank was being amortized by the straight-line method over 15 years. Beginning July 1, 2001, the Company adopted FASB 142 "Goodwill and Other Intangible Assets" and as a result goodwill will no longer be amortized but will be annually reviewed for impairment.

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

Regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of September 30, 2001 and 2000, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of September 30, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Banks' category. The Company's and the Banks' actual capital amounts and ratios as of September 30, 2001 and 2000 are also presented in the table.

                                                                                            Minimum to Be
                                                                                          Well Capitalized
                                                                      Minimum Capital  Under Prompt Corrective
                                                        Actual          Requirement       Action Provisions
                                                   ----------------  ----------------  -----------------------
                                                   Amount    Ratio   Amount    Ratio       Amount    Ratio
                                                   -----------------------------------------------------------
September 30, 2001
  Total capital to risk
    weighted assets:
    Consolidated ...........................       11,786    14.34%   6,574    8.00%         N/A       N/A
    Washington .............................        8,107    12.35%   5,251    8.00%       6,564    10.00%
    Rubio ..................................        3,686    22.70%   1,299    8.00%       1,624    10.00%

  Tier 1 capital to risk
    weighted assets:
    Consolidated ...........................       10,606    12.91%   3,287    4.00%         N/A       N/A
    Washington .............................        8,029    12.23%   2,626    4.00%       3,939     6.00%
    Rubio ..................................        2,584    15.91%     649    4.00%         974     6.00%

  Tier 1 capital to average assets:
    Consolidated ...........................       10,606     9.13%   4,649    4.00%         N/A       N/A
    Washington .............................        8,029     8.62%   3,727    4.00%       4,658     5.00%
    Rubio ..................................        2,584    11.12%     697    4.00%       1,162     5.00%

September 30, 2000
  Total capital to risk
    weighted assets:
    Consolidated ...........................       10,832    13.51%   6,416    8.00%         N/A       N/A
    Washington .............................        7,201    11.19%   5,150    8.00%       6,438    10.00%
    Rubio ..................................        3,615    22.88%   1,264    8.00%       1,580    10.00%

  Tier 1 capital to risk
    weighted assets:
    Consolidated ...........................       10,007    12.48%   3,208    4.00%         N/A       N/A
    Washington .............................        7,489    11.63%   2,575    4.00%       3,863     6.00%
    Rubio ..................................        2,498    15.81%     632    4.00%         948     6.00%

  Tier 1 capital to average assets:
    Consolidated ...........................       10,007     8.62%   4,643    4.00%         N/A       N/A
    Washington .............................        7,489     7.96%   3,763    4.00%       4,703     5.00%
    Rubio ..................................        2,498    11.13%     673    4.00%       1,122     5.00%

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

Washington Bancorp is investigating the possibility of de-registering with the SEC in an effort to reduce expenses. De-registering may result in the common stock no longer being quoted on the OTC Electronic Bulletin Board and will reduce the expenses associated with the SEC reporting requirements. In order to de-register, Washington Bancorp must first have fewer than 300 record holders. Washington Bancorp's shares trade infrequently and are widely held in the local area of Washington, Iowa. Therefore the negative impact for the liquidity of the shares is expected to be minimal.

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

The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets decreased $1.4 million from $119.7 million at June 30, 2001 to $118.3 million at September 30, 2001. The decrease was primarily due to a $3.2 million decrease in federal funds sold, a $77,000 decrease in cash and cash equivalents, and a $4,000 decrease in other assets, partially offset by a $1.1 million increase in loans receivable, a $536,000 increase in investment securities, a $246,000 increase in accrued interest, a $40,000 increase in premises and equipment, and a $10,000 increase in foreclosed real estate.

Loans receivable. Loans receivable increased $1.1 million from $84.1 million at June 30, 2001 to $85.2 million at September 30, 2001. This increase is primarily due to continued loan demand in the Company's market area. The Company's non-performing assets were $1.2 million or 0.99% of total assets at September 30, 2001 as compared to $714,000 or 0.60% of total assets at June 30, 2001.

Investment securities. Investment securities increased $536,000 from $23.2 million at June 30, 2001 to $23.8 million at September 30, 2001 primarily due to the purchase of $5.0 million in United States treasury and agency securities, an increase in the market value of the portfolio of $194,000, and the amortization of premiums and discounts of $11,000 partially offset by the maturity or call of $4.7 million in United States treasury and agency securities. The portfolio of available- for- sale securities is comprised primarily of investment securities carrying fixed interest rates. The aggregate fair value of these securities was more on September 30, 2001 than their carrying value.

Deposits. Deposits increased $2.4 million from $72.9 million at June 30, 2001 to $75.3 million at September 30, 2001. Transaction and savings deposits increased as a percentage of total deposits from $25.9 million or 35.5% at June 30, 2001 to $27.8 million or 36.9% at September 30, 2001 primarily due to the seasonal fluctuation in the cash position of a local government agency. Certificates of deposit decreased as a percentage of total deposits from $47.0 million or 64.5% at June 30, 2001 to $47.5 million or 63.1% at September 30, 2001.

Total stockholders' equity. Total stockholders' equity increased $169,000 from $11.6 million at June 30, 2001 to $11.8 million at September 30, 2001. The increase is primarily due to net income of $310,000, the change from a net unrealized loss to a net unrealized gain in the available for sale securities of $118,000, the exercise of stock options of $45,000, the allocation of ESOP shares of $22,000, the amortization of deferred compensation of $12,000, and the change in the maximum cash obligation on allocated ESOP shares of $4,000, partially offset by the dividends paid to shareholders of $244,000 and the repurchase of 6,100 shares of the Company's common stock at a cost of $98,000.

Results of Operations - Three Months Ended September 30, 2001 As Compared To The Three Months Ended September 30, 2000

Performance summary. Net income increased $51,000 to $310,000 for the three months ended September 30, 2001 from $259,000 for the three months ended September 30, 2000. The increase is primarily due an increase in net interest income of $114,000, an increase in non-interest income of $9,000, and a decrease in income tax expense of $156,000, partially offset by an increase in provision for loan loss of $26,000 and an increase in non-interest expense of $62,000. For the three months ended September 30, 2001 the annualized return on average assets was 1.07% compared to 0.89% for the three months ended September 30, 2000, while the annualized return on average equity was 10.78% for the three months ended September 30, 2001 compared to 9.58% for the three months ended September 30, 2000.

Net interest income. Net interest income increased $114,000 to $997,000 for the three months ended September 30, 2001 from $883,000 for the three months ended September 30, 2000. The increase is primarily due to the decrease of $123,000 in interest expense to $1.2 million for the three months ended September 30, 2001 from $1.4 million for the three months ended September 30, 2000 and an increase in interest income of $9,000 to $2.2 million for the three months ended September 30, 2001 from $2.2 million for the three months ended September 30, 2000.

For the three months ended September 30, 2001, the average yield on interest-earning assets was 8.04% compared to 8.13% for the three months ended September 30, 2000. The average cost of interest-bearing liabilities was 4.97% for the three months ended September 30, 2001 compared to 5.41% for the three months ended September 30, 2000. The average balance of interest earning assets increased $800,000 to $111.0 million for the three months ended September 30, 2001 from $110.2 million for the three months ended September 30, 2000. During this same period, the average balance of interest-bearing liabilities decreased $1.1 million to $99.3 million for the three months ended September 30, 2001 from $110.4 million for the three months ended September 30, 2000.

The average interest rate spread was 3.07% for the three months ended September 30, 2001 compared to 2.73% for the three months ended September 30, 2000. The average net interest margin was 3.59% for the three months ended September 30, 2001 compared to 3.21% for the three months ended September 30, 2000. Despite the decrease in the average yield on interest-earning assets the net interest margin increased primarily due to the decrease in the average cost of interest bearing liabilities and the increase in the ratio of interest-earning assets to interest-bearing liabilities.

Provision for loan loss. Provision for loan loss increased $26,000 to $60,000 for the three months ended September 30, 2001 from $34,000 for the three months ended September 30, 2000. The primary reason for the increase in the provision was the increased size of the loan portfolio, particularly in nonresidential real estate, commercial, and agriculture loans which are considered to carry a higher risk of default than residential loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and has experienced a minimal amount of charge-offs in the past three years. The allowance for loan losses was $661,000 or 0.78% of loans receivable, net at
September 30, 2001 compared to $657,000 or 0.78% of loans receivable, net at September 30, 2000. The allowance for loan loss as a percentage of non-performing assets was 56.45% at September 30, 2001, compared to 75.05% at September 30, 2000.

Noninterest income. Noninterest income increased $9,000 to $162,000 for the three months ended September 30, 2001 from $153,000 for the three months ended September 30, 2000. The increase is primarily due an increase in service charges and fees of $19,000 and an increase in investment commissions of $3,000, partially offset by a decrease in other noninterest income of $11,000 and a decrease in insurance commissions of $2,000. Service charges and fees increased primarily due to an increase in loan fees and charges resulting from mortgage loans refinancing into secondary market loan products, an increase in overdraft fee income, and income from a new check and coupon book printing service. Investment commissions increased primarily due to an increase in sales. Other noninterest income decreased primarily due to a decrease in the disposition of real estate owned. Insurance commissions decreased primarily due to a decrease in the level of credit life and disability sales on loan products.

Noninterest expense. Noninterest expense increased $62,000 to $633,000 for the three months ended September 30, 2001 from $571,000 for the three months ended September 30, 2000. The increase is primarily due to a $60,000 increase in compensation and benefits, an $18,000 increase in other noninterest expense, a $7,000 increase in data processing, and a $3,000 increase in occupancy and equipment, partially offset by a $23,000 decrease in the amortization of goodwill and a $2,000 decrease in FDIC insurance premium.

Compensation and benefits increased primarily due to regular salary adjustments and an increase in cost of retirement benefits. Other noninterest expense increased primarily due to costs associated with the preparation of the Company's audited annual report and the cost of supplies for the new check printing services. Data processing increased primarily due to an increase in the usage of services offered by Washington Federal's main data processing provider. Occupancy and equipment increased primarily due to the costs associated with improvements on the branch building in Wellman, Iowa. In accordance with the Financial Accounting Standards Board Statement No. 142, goodwill will no longer be amortized, but will be annually reviewed for impairment. FDIC insurance premiums decreased primarily due to the decrease in Washington Federal's regulatory premium rate.

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

The Banks anticipate that they will have sufficient funds available to meet current loan commitments. At September 30, 2001, Washington Federal had outstanding commitments to extend credit which amounted to $3.1 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $916,000.

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

                               Washington Bancorp
                                  (Registrant)

Date    November 13, 2001                 /s/ Stan Carlson
        -----------------                 -------------------------------------
                                          Stan Carlson, President and Chief
                                          Executive Officer

Date    November 13, 2001                 /s/ Leisha A. Linge
        -----------------                 -------------------------------------
                                          Leisha A. Linge, Executive Vice
                                          President