Form 10QSB
period 2001-12-31
WASHINGTON BANCORP
filed 2002-02-14
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 2001
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _______________

                         Commission file number 0-25076
                                                -------

                               Washington Bancorp
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Iowa                                                  42-1446740
=-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  102 East Main Street, Washington, Iowa 52353
                  --------------------------------------------
               (Address of principal executive offices)(Zip Code)

        Registrant's telephone number, including area code: (319)653-7256
        -----------------------------------------------------------------

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

Common Stock, $.01 par value 508,553 shares outstanding as of February 10, 2002

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition

                  at December 31, 2001 (unaudited) and June 30, 2001

                  Unaudited Consolidated Statements of Income for the three months and six months ended December 31, 2001 and 2000

                  Unaudited Consolidated Statements of Comprehensive Income for the three months and six months ended December 31, 2001 and 2000

                  Unaudited Consolidated Statements of Cash Flows for the six months ended December 31, 2001 and 2000

                  Notes to Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

         Exhibits

Item 1.  Consolidated Financial Statements

Washington Bancorp and Subsidiaries
Consolidated Statements of Financial Condition

                                                                         December 31,       June 30,
                                                                            2001             2001 *
                                                                        ------------------------------
                                                                         (unaudited)
ASSETS
---------------------------------------------------------------------
Cash and cash equivalents:
  Interest-bearing ..................................................   $   4,716,615    $   2,462,282
  Noninterest-bearing ...............................................         984,588          679,041
Investment securities:
  Held to maturity ..................................................       1,150,203        1,142,599
  Available-for-sale ................................................      18,483,409       22,090,836
Federal funds sold ..................................................       2,441,000        3,350,000
Loans receivable, net of allowance for loan losses
  of $717,110 at December 31, 2001 and $607,833
  at June 30, 2001 ..................................................      83,509,316       84,095,349
Accrued interest receivable .........................................       1,652,520        1,517,702
Federal Home Loan Bank stock ........................................       1,757,400        1,756,200
Foreclosed real estate ..............................................         255,606          145,949
Premises and equipment, net .........................................       1,124,579          986,635
Goodwill ............................................................       1,091,402        1,091,402
Other assets ........................................................         161,667          373,855
                                                                        ------------------------------
        Total assets ................................................   $ 117,328,304    $ 119,691,850
                                                                        ==============================

LIABILITIES AND STOCKHOLDERS' EQUITY
---------------------------------------------------------------------
Liabilities
  Deposits:
      Noninterest-bearing ...........................................   $   4,795,219    $   4,107,003
      Interest-bearing ..............................................      73,255,599       68,797,275
                                                                        ------------------------------
        Total deposits                                                     78,050,818       72,904,278
Federal funds purchased .............................................              --        1,500,000
Borrowed funds ......................................................      26,174,455       32,334,794
Advances from borrowers for taxes and insurance .....................         226,653          244,377
Accrued expenses and other liabilities ..............................         702,982          754,975
                                                                        ------------------------------
        Total liabilities ...........................................     105,154,909      107,738,424
                                                                        ------------------------------
Redeemable common stock held by ESOP ................................         359,154          336,980
                                                                        ------------------------------
Stockholders' Equity
Common Stock:
  Common Stock ......................................................           6,511            6,511
  Additional Paid-in Capital ........................................       6,154,788        6,175,332
Retained Earnings ...................................................       8,559,734        8,175,145
Accumulated other  comprehensive  gain (loss) .......................         (41,159)         (29,669)
Cost of common shares acquired for the  treasury (142,580 at
  December 31, 2001 and 134,162 at June 30, 2001) ...................      (2,223,854)      (2,070,600)
Deferred  compensation ..............................................         (26,716)         (21,093)
Maximum cash  obligation  related to ESOP shares ....................        (359,154)        (336,980)
Unearned ESOP shares ................................................        (255,910)        (282,200)
                                                                        ------------------------------
        Total stockholders' equity ..................................      11,814,241       11,616,446
                                                                        ------------------------------
        Total liabilities and stockholders' equity ..................   $ 117,328,304    $ 119,691,850
                                                                        ==============================

*  Condensed from audited financial statements

See Notes to Financial Statements.

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Income

                                                                Three Months Ended          Six Months Ended
                                                                    December 31,                December 31,
                                                                  2001         2000         2001         2000
                                                               -------------------------------------------------
Interest and dividend income:
  Loans, including fees:
    First mortgage loans ...................................   $1,108,224   $1,175,109   $2,233,644   $2,327,200
    Consumer and other loans ...............................      739,910      683,215    1,500,743    1,373,568
  Investment securities:
    Taxable ................................................      296,122      371,685      602,756      727,139
    Nontaxable .............................................       19,876       17,256       40,500       32,973
  Federal Home Loan Bank stock .............................       17,522       32,946       35,583       59,621
                                                               -------------------------------------------------
        Total interest income ..............................    2,181,654    2,280,211    4,413,226    4,520,501
                                                               -------------------------------------------------
Interest expense:
  Deposits .................................................      788,394      890,685    1,604,672    1,736,209
  Borrowed funds ...........................................      408,242      484,128      826,211      995,688
                                                               -------------------------------------------------
        Total interest expense .............................    1,196,636    1,374,813    2,430,883    2,731,897
                                                               -------------------------------------------------
        Net interest income ................................      985,018      905,398    1,982,343    1,788,604
Provision for loan losses ..................................       97,500       30,000      157,500       64,000
                                                               -------------------------------------------------
        Net interest income after provision
        for loan losses ....................................      887,518      875,398    1,824,843    1,724,604
                                                               -------------------------------------------------

Noninterest income:
  Security gains ...........................................       84,639           --       84,639           --
  Service charges and fees .................................      146,625      113,136      278,851      226,457
  Insurance commissions ....................................       20,837       12,051       33,647       27,244
  Investment commissions ...................................        8,117        6,551       21,957       17,306
  Other ....................................................       17,512       13,572       20,099       27,048
                                                               -------------------------------------------------
        Total noninterest income ...........................      277,730      145,310      439,193      298,055
                                                               -------------------------------------------------
Noninterest expense:
  Compensation and benefits ................................      396,409      295,285      764,529      604,596
  Occupancy and equipment ..................................       61,038       79,044      131,797      141,529
  FDIC deposit insurance premium ...........................        3,329        8,653        6,870       19,967
  Data processing ..........................................       30,735       29,456       58,840       50,076
  Goodwill amortization ....................................           --       23,640           --       47,281
  Other ....................................................      196,331      155,014      359,166      296,067
                                                               -------------------------------------------------
        Total noninterest expense ..........................      687,842      591,092    1,321,202    1,159,516
                                                               -------------------------------------------------
        Income before income taxes .........................      477,406      429,616      942,834      863,143
Income tax expense .........................................      159,585      188,106      315,163      359,737
                                                               -------------------------------------------------
        Net income .........................................   $  317,821   $  241,510   $  627,671   $  503,406
                                                               =================================================
Earnings per common share
  Basic ....................................................   $     0.66   $     0.48   $     1.29   $     1.00
  Diluted ..................................................   $     0.64   $     0.48   $     1.25   $     0.98
Dividends per common share .................................   $       --   $       --   $     0.50   $     0.50
Weighted average common shares for:
  Basic earnings per share .................................      484,470      499,714      487,841      504,204
  Diluted earnings per share ...............................      497,820      506,933      500,436      511,506

See Notes to Financial Statements

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

                                                                  Three Months Ended        Six Months Ended
                                                                     December 31,             December 31,
                                                                  2001          2000        2001         2000
                                                                -----------------------------------------------
Net income ..................................................   $ 317,821    $ 241,510   $ 627,671    $ 503,406
Other comprehensive income(loss),
Net of income taxes:
  Unrealized holding gains (losses) arising during
    the period, net of income taxes .........................     (76,683)      71,221       41,578     181,537
  Reclassification adjustments for net losses (gains)
    realized in net income, net of income taxes .............     (53,068)          --     (53,068)          --
                                                                -----------------------------------------------
        Comprehensive income ................................   $ 188,070    $ 312,731   $ 616,181    $ 684,943
                                                                ===============================================

See Notes to Financial Statements

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended December 31, 2001 and 2000

                                                                                 2001             2000
                                                                          ------------------------------
Cash Flows from Operating Activities
  Net income ..........................................................   $     627,671    $     503,406
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of premiums and discounts on debt securities .........         120,072            9,282
    Amortization of goodwill ..........................................              --           47,281
    Provision for loan losses .........................................         157,500           64,000
    (Gain) on sale of investment securities ...........................         (84,639)              --
    Proceeds from loans sold ..........................................       1,495,000               --
    Loans originated for sale .........................................      (1,495,000)              --
    Loss on sale of foreclosed real estate ............................           5,205           21,218
    Depreciation ......................................................          58,177           51,238
    Compensation under stock awards ...................................          18,565            9,835
    ESOP contribution expense .........................................          46,270           32,829
    (Increase) in accrued interest receivable .........................        (134,818)        (148,737)
    (Increase)decrease in other assets ................................         228,313          276,971
    Increase(decrease) in accrued expenses and other liabilities ......         (60,161)         185,832
                                                                         -------------------------------
         Net cash provided by operating activities ....................         982,155        1,053,155
                                                                         -------------------------------

Cash Flows from Investing Activities
  Held-to-maturity securities:
    Purchases .........................................................         (7,800)               --
  Available-for-sale securities:
    Sales .............................................................      2,000,000                --
    Maturities and calls ..............................................      7,302,743         1,050,000
    Purchases .........................................................     (5,750,000)               --
  Federal funds sold, net .............................................        909,000          (815,000)
  Purchase of Federal Home Loan Bank stock ............................         (1,200)          (26,600)
  Loans made to customers, net ........................................        313,671          (659,677)
  Purchase of premises and equipment ..................................       (196,121)         (152,132)
                                                                         -------------------------------
        Net cash provided by (used in) investing activities ...........      4,570,293          (603,409)
                                                                         -------------------------------

Cash Flows from Financing Activities
  Net increase in deposits ............................................      5,146,540           256,710
  Proceeds from Federal Home Loan Bank advances .......................      3,680,000       248,350,000
  Principal payments on Federal Home Loan Bank advances ...............     (9,840,338)     (248,337,488)
  Federal funds purchased, net ........................................     (1,500,000)               --
  Net (decrease) in advances from borrowers for taxes and insurance ...        (17,724)          (46,162)
    Acquisition of common stock .......................................       (295,027)         (394,081)
    Stock options exercised ...........................................         77,063                --
    Dividends paid ....................................................       (243,082)         (252,158)
                                                                         -------------------------------
         Net cash (used in) financing activities ......................     (2,992,568)         (423,179)
                                                                         -------------------------------

         Increase  in  cash  and  cash  equivalents ...................      2,559,880            26,567
Cash and cash equivalents:
  Beginning ...........................................................      3,141,323         2,849,385
                                                                         -------------------------------
   Ending .............................................................  $   5,701,203     $   2,875,952
                                                                         ===============================

Washington Bancorp and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
Six Months Ended December 31, 2001 and 2000

                                                            2001         2000
                                                         -----------------------

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors ......................   $1,184,210   $1,190,749
    Interest paid on other obligations ...............   $  826,211   $  988,875
    Income taxes, net of refunds .....................   $  322,815   $  364,800

Supplemental Schedule of Noncash Investing and
  Financing Activities
  Transfers from loans to foreclosed real estate .....   $  169,891   $  271,681
  Contract sales of foreclosed real estate ...........   $   55,000   $  371,800

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

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three and six month periods ended December 31, 2001, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by accounting principles generally accepted in the United States of America necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 2001 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

Goodwill. Goodwill resulting from the Company's acquisition of Rubio Savings Bank was being amortized by the straight-line method over 15 years. Beginning July 1, 2001 goodwill was no longer amortized, but will be periodically reviewed for impairment based upon an assessment of future operations to ensure that it is appropriately valued.

Foreclosed real estate. Real estate properties acquired through loan foreclosure are initially recorded at the lower of cost or fair value less estimated selling expenses at the date of foreclosure. Costs relating to development and improvement of property are capitalized, whereas costs relating to holding property are expensed.

Redeemable common stock held by ESOP. In accordance with SEC Accounting Series Release 268, the Company's maximum cash obligation related to these shares is classified outside of stockholders' equity because the shares are not readily traded and could be put to the Company for cash. The maximum cash obligation represents the approximate market value of the allocated ESOP shares at the end of the reporting period.

Regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001 and 2000, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Banks' category. The Company's and the Banks' actual capital amounts and ratios as of December 31, 2001 and 2000 are also presented in the table.

                                                                                 Minimum To Be Well
                                                                                  Capitalized Under
                                                                Minimum Capital   Prompt Corrective
                                                   Actual         Requirement     Action Provisions
                                               Amount   Ratio    Amount   Ratio   Amount      Ratio
                                               --------------    --------------  -------------------
December 31, 2001
  Total capital to risk
    Weighted assets:
    Consolidated .......................       11,814   15.36%    6,153   8.00%      N/A        N/A
    Washington .........................        8,180   13.23%    4,946   8.00%    6,182     10.00%
    Rubio ..............................        3,712   24.69%    1,202   8.00%    1,504     10.00%

  Tier 1 capital to risk
    Weighted assets:
    Consolidated .......................       10,764   13.99%    3,077   4.00%      N/A        N/A
    Washington .........................        8,235   13.32%    2,473   4.00%    3,709      6.00%
    Rubio ..............................        2,608   17.35%      601   4.00%      902      6.00%

  Tier 1 capital to Average assets:
    Consolidated .......................       10,764    9.15%    4,707   4.00%      N/A        N/A
    Washington .........................        8,235    8.87%    3,517   4.00%    4,644      5.00%
    Rubio ..............................        2,608   10.81%      724   4.00%    1,206      5.00%

December 31, 2000
  Total capital to risk
    Weighted assets:
    Consolidated .......................       10,852   13.71%    6,333   8.00%      N/A        N/A
    Washington .........................        7,456   11.70%    5,097   8.00%    6,371     10.00%
    Rubio ..............................        3,567   23.09%    1,236   8.00%    1,545     10.00%

  Tier 1 capital to risk
    Weighted assets:
    Consolidated .......................        9,780   12.35%    3,167   4.00%      N/A        N/A
    Washington .........................        7,637   11.99%    2,548   4.00%    3,823      6.00%
    Rubio ..............................        2,513   15.91%      618   4.00%      927      6.00%

  Tier 1 capital to Average assets:
    Consolidated .......................        9,780    8.39%    4,660   4.00%      N/A        N/A
    Washington .........................        7,637    8.26%    3,699   4.00%    4,624      5.00%
    Rubio ..............................        2,513   11.04%      683   4.00%    1,138      5.00%

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

         In March 1996, simultaneous with the completion of the conversion of Washington Federal to the stock form of organization through the sale and issuance of its common stock to the Company, Washington Bancorp completed the initial public offering of its common stock. On June 24, 1997, Washington entered into a merger agreement to acquire Rubio Savings Bank of Brighton, Iowa. Rubio Savings Bank is held as a separate subsidiary of Washington Bancorp. In January 1998, Washington Bancorp became a bank holding company upon the completion of its acquisition of Rubio Savings Bank.

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

         In November 2001, Washington Bancorp announced a voluntary odd lot program to holders of less than 100 shares to sell their common shares back to the Company for cash. The shares submitted through the program will be purchased at $19.00 per share and the transaction will not be subject to commission charges. Odd lot holders who decide to participate must sell all their shares and the decision is irrevocable. The program is being offered to provide shareholders of less than 100 shares an opportunity to realize the value of their investment and will also reduce the Company's expense of administering the shares on an ongoing basis. Upon completion of the transaction, the number of registered holders may be less than 300. As a result, Washington Bancorp may be eligible to deregister its common stock. The elimination of costs associated with SEC-reporting and other related requirements would further reduce the expense of administering the common stock. The expiration date of this offer has been extended to February 15, 2002.

         Washington Federal attracts deposits from the general public in its local market area and uses such deposits primarily to invest in one- to four-family residential loans secured by owner occupied properties and non-residential properties, as well as construction loans on such properties. To meet customer demand for long term fixed rate mortgages, Washington Federal has an agreement with a third-party mortgage provider. When a long-term fixed rate mortgage is requested by the customer, the loan is originated by Washington
Federal on behalf of the third-party mortgage provider on an individual loan-by-loan basis. The third-party mortgage provider funds 100% of the loan and retains the servicing rights. Washington also invests in United States treasury securities, mortgage-backed securities, federal agency bonds, corporate bonds, agricultural loans, commercial loans, consumer loans, and automobile loans.

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

         The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets decreased $2.4 million from $119.7 million at June 30, 2001 to $117.3 million at December 31, 2001. The decrease was primarily due to a $3.6 million decrease in investment securities, a $909,000 decrease in federal funds sold, a $586,000 decrease in loans receivable, and a $212,000 decrease in other assets, partially offset by a $2.6 million increase in cash and cash equivalents, a $138,000 increase in premises and equipment, a $135,000 increase in accrued interest receivable, and a $110,000 increase in foreclosed real estate.

Loans receivable, net. Loans receivable, net decreased $586,000 from $84.1 million at June 30, 2001 to $83.5 million at December 31, 2001. This decrease is primarily due to an increase in customer demand for long-term fixed rate 1-4 family mortgage loans, which are not currently offered by the Company. To meet this demand the Company has an arrangement with a third-party loan provider, through which $1.5 million in 1-4 family long-term fixed rate loans were originated in the six months ended December 31, 2001. None of these loans are retained in the Company's portfolio.

The Company's non-performing assets were $1.9 million or 1.63% of total assets at December 31, 2001 as compared to $714,000 or 0.60% of total assets at June 30, 2001 primarily due to an increase in loans past due. It is the Company's policy to provide for probable losses in the Company's loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the probable losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current experience level of the Company's lending personnel, and current economic conditions.

The Company's reserve for loan loss requirement is calculated by first evaluating loans for impairment. Loans evaluated for impairment include borrowers with an excess of $300,000 in total outstanding loan balances, loans over ninety days past due, loans classified by internal processes or by examiners, loans on non-accrual status, and other loans that may be adversely affected by current economic conditions. The required allowance for loan loss on the non-homogenous loans is established by considering either the present value of future cash flows or the fair value of collateral less the cost to sell such collateral in comparison to the current loan balance. The remainder of the loan portfolio is segmented into groups with similar risk characteristics. Each segment is assigned a loss measurement based on historical loss ratios adjusted for current industry and economic conditions. The loss measurement is applied to the current loan balance of each group to establish the required level of allowance for loan losses. At December 31, 2001, the allowance for loan losses was $717,000 or 0.86% of loans receivable, net compared to $626,000 or 0.74% of loans receivable, net at December 31, 2000. The allowance for loan loss as a percentage of non-performing assets was 37.32% at December 31, 2001, compared to 78.17% at December 31, 2000. Management feels that the current level of allowance for loan losses is adequate to cover probable losses.

Investment securities. Investment securities decreased $3.6 million from $23.2 million at June 30, 2001 to $19.6 million at December 31, 2001 primarily due to the maturity or call of $7.3 million, the sale of $2.0 million, the decrease in the market value of the portfolio of $19,000, and the amortization of premiums and discounts of $35,000, partially offset by the purchase of $5.8 million. The portfolio of available- for- sale securities is comprised primarily of investment securities carrying fixed interest rates. The aggregate fair value of these securities was less on December 31, 2001 than their carrying value.

Deposits. Deposits increased $5.1 million from $72.9 million at June 30, 2001 to $78.0 million at December 31, 2001. Transaction and savings deposits increased as a percentage of total deposits from $25.9 million or 35.5% at June 30, 2001 to $27.9 million or 35.8% at December 31, 2001. Certificates of deposit decreased as a percentage of total deposits from $47.0 million or 64.5% at June 30, 2001 to $50.1 million or 64.2% at December 31, 2001.

Total stockholders' equity. Total stockholders' equity increased $197,000 from $11.6 million at June 30, 2001 to $11.8 million at December 31, 2001. The increase is primarily due to net income of $628,000, proceeds from the exercise of stock options of $77,000, the allocation of ESOP shares of $46,000, and the amortization of deferred compensation of $19,000, partially offset by $295,000 for the repurchase of 16,768 shares of the Company's common stock, dividends paid to shareholders of $243,000, the change in the maximum cash obligation on allocated ESOP shares of $22,000, and the change in net unrealized loss in the available for sale securities of $112,000.

Results of Operations - Three Months Ended December 31, 2001 As Compared To The Three Months Ended December 31, 2000

Performance summary. Net income increased $76,000 to $318,000 for the three months ended December 31, 2001 from $242,000 for the three months ended December 31, 2000. The increase is primarily due to an increase in noninterest income of $132,000, an increase in net interest income of $80,000, and a decrease in income tax expense of $29,000, partially offset by an increase in provision for loan loss of $68,000 and an increase in noninterest expense of $97,000. For the three months ended December 31, 2001 the annualized return on average assets was 1.07% compared to 0.83% for the three months ended December 31, 2000, while the annualized return on average equity was 10.80% for the three months ended December 31, 2001 compared to 9.00% for the three months ended December 31, 2000.

Net interest income. Net interest income increased $80,000 to $985,000 for the three months ended December 31, 2001 from $905,000 for the three months ended December 31, 2000. The increase is primarily due to the decrease of $178,000 in interest expense to $1.2 million for the three months ended December 31, 2001 from $1.4 million for the three months ended December 31, 2000 partially offset by a decrease in interest income of $99,000 to $2.2 million for the three months ended December 31, 2001 from $2.3 million for the three months ended December 31, 2000.

For the three months ended December 31, 2001, the average yield on interest-earning assets was 7.68% compared to 8.18% for the three months ended December 31, 2000. The average cost of interest-bearing liabilities was 4.69% for the three months ended December 31, 2001 compared to 5.46% for the three months ended December 31, 2000. The average balance of interest earning assets increased $2.3 million to $113.7 million for the three months ended December 31, 2001 from $111.4 million for the three months ended December 31, 2000. During this same period, the average balance of interest-bearing liabilities increased $1.2 million to $102.0 million for the three months ended December 31, 2001 from $100.8 million for the three months ended December 31, 2000.

Due to the decrease in the average cost of interest-bearing liabilities and partially offset by the decrease in the average rate of return on the interest earning assets, the average interest rate spread was 2.99% for the three months ended December 31, 2001 compared to 2.72% for the three months ended December 31, 2000. The average net interest margin was 3.47% for the three months ended December 31, 2001 compared to 3.24% for the three months ended December 31, 2000.

Provision for loan loss. Provision for loan loss increased $68,000 to $98,000 for the three months ended December 31, 2001 from $30,000 for the three months ended December 31, 2000. The primary reason for the increase in the provision was an increase in loans past due and an increase in loans with more risk characteristics such as nonresidential real estate, commercial and agriculture loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and the Company has experienced a minimal amount of charge-offs in the past three years.

Noninterest income. Noninterest income increased $132,000 to $277,000 for the three months ended December 31, 2001 from $145,000 for the three months ended December 31, 2000. The increase is primarily due an increase in security gains of $85,000, an increase in service charges and fees of $33,000, an increase in insurance commissions of $9,000, an increase in other noninterest income of $4,000 and an increase in investment commissions of $2,000.

Security gains increased primarily due to the gain realized from the sale of corporate bonds during the period of declining interest rates. Service charges and fees increased primarily due to an increase in loan fees and charges resulting from mortgage loans refinancing into secondary market loan products, and an increase in overdraft fee income. Insurance commissions increased primarily due to an increase in the level of credit life and disability sales on loan products as well as commissions from the sale of agricultural insurance products. Other noninterest income increased primarily due to the farm subsidy payments received by the Company on agricultural real estate held for investment. Investment commissions increased primarily due to the increase in sales.

Noninterest expense. Noninterest expense increased $97,000 to $688,000 for the three months ended December 31, 2001 from $591,000 for the three months ended December 31, 2000. The increase is primarily due to a $101,000 increase in compensation and benefits, a $36,000 increase in other noninterest expense, and a $1,000 increase in data processing, partially offset by a $23,000 decrease in the amortization of goodwill, and an $18,000 decrease in occupancy and equipment.

Compensation and benefits increased primarily due to the increase in salaries and benefits due to regular salary adjustments. Other noninterest expense increased primarily due to costs associated with an advertising campaign, the costs associated with the disposition of real estate owned, and an increase in processing fees with correspondent bank due to a lower earnings credit because of the current interest rate environment. Data processing increased primarily due to an increase in the usage of services offered by Washington Federal's main data processing provider.

In accordance with the Financial Accounting Standards Board Statement No. 142, the Company re-evaluated the goodwill that resulted from the purchase of Rubio Savings Bank of Brighton in 1998. As a result of the re-evaluation, management had determined that the goodwill is not impaired. The goodwill will be tested for impairment on an annual basis at December 31.

Income tax expense. Income tax expense decreased $29,000 to $160,000 for the three months ended December 31, 2001 from $188,000 for the three months ended December 31, 2000. The decrease is primarily due the decrease in non-deductible expenses, the increase in non-taxable income and the decrease in the Company's internal accrual rate.

Results of Operations - Six Months Ended December 31, 2001 As Compared To The Six Months Ended December 31, 2000

Performance summary. Net income increased $124,000 to $628,000 for the six months ended December 31, 2001 from $503,000 for the six months ended December 31, 2000. The increase is primarily due to an increase in net interest income of $194,000, an increase in noninterest income of $141,000, and a decrease in income tax expense of $45,000 partially offset by an increase in noninterest expense of $162,000, and an increase in provision for loan loss of $94,000. For the six months ended December 31, 2001 the annualized return on average assets was 1.07% compared to 0.86% for the six months ended December 31, 2000, while the annualized return on average equity was 10.79% for the six months ended December 31, 2001 compared to 9.23% for the six months ended December 31, 2000.

Net interest income. Net interest income increased $194,000 to $2.0 million for the six months ended December 31, 2001 from $1.8 million for the six months ended December 31, 2000. The increase is primarily due to the decrease of $301,000 in interest expense to $2.4 million for the six months ended December 31, 2001 from $2.7 million for the six months ended December 31, 2000 partially offset by a decrease in interest income of $107,000 to $4.4 million for the six months ended December 31, 2001 from $4.5 million for the six months ended December 31, 2000.

For the six months ended December 31, 2001, the average yield on interest-earning assets was 7.95% compared to 8.16% for the six months ended December 31, 2000. The average cost of interest-bearing liabilities was 4.89% for the six months ended December 31, 2001 compared to 5.43% for the six months ended December 31, 2000. The average balance of interest-earning assets increased $200,000 to $111.0 million for the six months ended December 31, 2001 from $110.8 million for the six months ended December 31, 2000. During this same period, the average balance of interest-bearing liabilities decreased $1.3 million to $99.3 million for the six months ended December 31, 2001 from $100.6 million for the six months ended December 31, 2000.

Due to the decrease in the average cost of interest-bearing liabilities and partially offset by the decrease in the average rate of return on the interest-earning assets, the average interest rate spread was 3.06% for the six months ended December 31, 2001 compared to 2.73% for the six months ended December 31, 2000. The average net interest margin was 3.57% for the six months ended December 31, 2001 compared to 3.23% for the six months ended December 31, 2000.

Provision for loan loss. Provision for loan loss increased $94,000 to $158,000 for the six months ended December 31, 2001 from $64,000 for the six months ended December 31, 2000. The primary reason for the increase in the provision was the increase in required level of allowance for loan losses particularly due to an increase in loans past due and an increase in loans with more risk characteristics such as nonresidential real estate, commercial and agriculture loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and the Company has experienced a minimal amount of charge-offs in the past three years.

Noninterest income. Noninterest income increased $141,000 to $439,000 for the six months ended December 31, 2001 from $298,000 for the six months ended December 31, 2000. The increase is primarily due an increase in security gains of $85,000, an increase in service charges and fees of $52,000, an increase in insurance commissions of $6,000, and an increase in investment commissions of $5,000, partially offset by a decrease in other noninterest income of $7,000.

Security gains increased primarily due to the gain realized from the sale of corporate bonds during the period of declining interest rates. Service charges and fees increased primarily due to an increase in loan fees and charges resulting from mortgage loans refinancing into secondary market loan products, an increase in overdraft fee income, and income from a new check and coupon book printing service. Insurance commissions increased primarily due to an increase in the level of credit life and disability sales on loan products as well as commissions from the sale of agricultural insurance products. Investment commissions increased primarily due to the increase in sales. Other noninterest income decreased primarily due to a decrease in the gain and rental income on the disposition of real estate owned, partially offset by the to the farm subsidy payments received by the Company on agricultural real estate held for investment.

Noninterest expense. Noninterest expense increased $162,000 to $1.3 million for the six months ended December 31, 2001 from $1.2 million for the six months ended December 31, 2000. The increase is primarily due to a $160,000 increase in compensation and benefits, a $52,000 increase in other noninterest expense, and a $9,000 increase in data processing, partially offset by a $47,000 decrease in the amortization of goodwill, a $10,000 decrease in occupancy and equipment and a $2,000 decrease in deposit insurance premiums.

Compensation and benefits increased primarily due to the increase in salaries and benefits due to regular salary adjustments and an increase in the cost of retirement benefits. Other noninterest expense increased primarily due to costs associated with the Company's advertising campaign, the costs associated with the disposition of real estate owned, an increase in processing fees with correspondent bank due to a lower earnings credit because of the current interest rate environment and the cost of supplies for the new check printing services. Data processing increased primarily due to an increase in the usage of services offered by Washington Federal's main data processing provider.

In accordance with the Financial Accounting Standards Board Statement No. 142, the Company re-evaluated the goodwill that resulted from the purchase of Rubio Savings Bank of Brighton in 1998. As a result of the re-evaluation, management had determined that the goodwill is not impaired. The goodwill will be tested for impairment on an annual basis at December 31.

Income tax expense. Income tax expense decreased $45,000 to $315,000 for the six months ended December 31, 2001 from $360,000 for the six months ended December 31, 2000. The decrease is primarily due to the decrease in non-deductible expenses, the increase in non-taxable income and the decrease in the Company's internal accrual rate.

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

The Banks  anticipate  that they will have  sufficient  funds  available to meet current loan commitments. At December 31, 2001, Washington Federal had outstanding commitments to extend credit which amounted to $3.1 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $1.2 million.

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

                               Washington Bancorp
                               ------------------
                                  (Registrant)


Date      February 13, 2002             /s/ Stan Carlson
          -----------------             ----------------------------------------
                                        Stan Carlson, President and Chief
                                        Executive Officer

Date      February 13, 2002             /s/ Leisha A. Linge
          -----------------             -------------------
                                        Leisha A. Linge, Executive Vice
                                        President