Form 10QSB
period 2002-03-31
WASHINGTON BANCORP
filed 2002-05-14
CIK 1002907

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, $.01 par value 504,832 shares outstanding as of May 13, 2002

Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                      INDEX

Part I.  Financial Information

         Item 1.  Consolidated Financial Statements

                  Consolidated Statements of Financial Condition at March 31, 2002 (unaudited) and June 30, 2001

                  Unaudited Consolidated Statements of Income for the three months and nine months ended March 31, 2002 and 2001

                  Unaudited Consolidated Statements of Comprehensive Income for the three months and nine months ended March 31, 2002 and 2001

                  Unaudited Consolidated Statements of Cash Flows for the nine months ended March 31, 2002 and 2001

                  Notes to Financial Statements

         Item 2.  Management's Discussion and Analysis

Part II. Other Information

         Items 1 through 6

         Signatures

         Exhibits

Part 1.  Financial Information
Item 1.  Consolidated Financial Statements

Washington Bancorp and Subsidiaries

Consolidated Statements of Financial Condition

                                                         March 31,         June 30,
                                                          2002              2001 *
                                                      ------------------------------
ASSETS                                                  (unaudited)
---------------------------------------------------
Cash and cash equivalents:
  Interest-bearing ................................    $  1,942,216     $  2,462,282
  Noninterest-bearing .............................       1,013,032          679,041
Investment securities:
  Held to maturity ................................       1,150,105        1,142,599
  Available-for-sale ..............................      14,217,251       22,090,836
Federal funds sold ................................      10,469,000        3,350,000
Loans receivable,  net of allowance  for loan
  losses $802,534 at March 31, 2002 and $607,833
  at June 30, 2001 ................................      83,444,940       84,095,349
Accrued interest receivable .......................       1,258,915        1,517,702
Federal Home Loan Bank stock ......................       1,757,400        1,756,200
Foreclosed real estate ............................         192,001          145,949
Premises and equipment, net .......................       1,261,286          986,635
Goodwill ..........................................       1,091,402        1,091,402
Other assets ......................................         333,420          373,855
                                                       -----------------------------
           Total assets ...........................    $118,130,968     $119,691,850
                                                       =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Deposits:
    Noninterest-bearing ...........................    $  4,408,105     $  4,107,003
    Interest-bearing ..............................      75,593,934       68,797,275
                                                       -----------------------------
           Total deposits .........................      80,002,039       72,904,278
Federal funds purchased ...........................             - -        1,500,000
Borrowed funds ....................................      24,966,504       32,334,794
Advances from borrowers for taxes and insurance ...         137,217          244,377
Accrued expenses and other liabilities ............         690,114          754,975
                                                       -----------------------------
           Total liabilities ......................     105,795,874      107,738,424
                                                       -----------------------------

Redeemable common stock held by ESOP ..............         459,187          336,980
                                                       -----------------------------
Stockholders' Equity
  Common Stock:
    Common Stock ..................................           6,511            6,511
    Additional Paid-in Capital ....................       6,167,602        6,175,332
  Retained Earnings ...............................       8,765,148        8,175,145
  Accumulated other  comprehensive  gain (loss) ...         (57,435)         (29,669)
  Cost of common shares acquired for the treasury .      (2,282,239)      (2,070,600)
  Deferred  compensation ..........................         (22,781)         (21,093)
  Maximum cash obligation related to ESOP shares ..        (459,187)        (336,980)
  Unearned ESOP shares ............................        (241,712)        (282,200)
                                                       -----------------------------
      Total stockholders' equity ..................      11,875,907       11,616,446
                                                       -----------------------------
      Total liabilities and stockholders' equity ..    $118,130,968     $119,691,850
                                                       =============================

*Condensed from audited financial statements

See Notes to Financial Statements.

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Income

                                                            Three Months Ended        Nine Months Ended
                                                                  March 31,                 March 31,
                                                          -------------------------------------------------
                                                              2002         2001         2002        2001
                                                          -------------------------------------------------
Interest and dividend income:
  Loans, including fees:
    First mortgage loans ...............................   $1,035,648   $1,148,803   $3,269,292   $3,476,003
    Consumer and other loans ...........................      697,446      692,559    2,198,189    2,066,128
  Investment securities:
    Taxable ............................................      132,532      331,961      735,289    1,059,100
     Nontaxable ........................................       19,785       15,534       60,285       48,507
  Federal Home Loan Bank stock .........................       12,445       15,039       48,028       74,660
                                                           -------------------------------------------------
                Total interest income ..................    1,897,856    2,203,896    6,311,083    6,724,398
                                                           -------------------------------------------------
Interest expense:
  Deposits .............................................      702,288      876,442    2,306,961    2,612,652
  Borrowed funds .......................................      349,296      413,743    1,175,507    1,409,430
                                                           -------------------------------------------------
                Total interest expense .................    1,051,584    1,290,185    3,482,468    4,022,082
                                                           -------------------------------------------------

                Net interest income ....................      846,272      913,711    2,828,615    2,702,316
Provision for loan losses ..............................       97,500       37,500      255,000      101,500
                                                           -------------------------------------------------
                Net interest income after provision
                for loan losses .......................       748,772      876,211    2,573,615    2,600,816
                                                           -------------------------------------------------

Noninterest income:
  Security gains .......................................          - -       14,614       84,639       14,614
  Service charges and fees .............................      139,985      121,426      418,835      347,883
  Insurance commissions ................................       11,684       28,161       45,331       55,405
  Investment commissions ...............................        8,640       10,308       30,596       27,613
  Other ................................................       16,148          744       36,248       27,793
                                                           -------------------------------------------------
                Total noninterest income ...............      176,457      175,253      615,649      473,308
                                                           -------------------------------------------------
Noninterest expense:
  Compensation and benefits ............................      371,871      343,179    1,136,399      947,782
  Occupancy and equipment ..............................       64,216       62,475      193,597      214,714
  FDIC deposit insurance premium .......................       11,061        8,986       28,916       28,953
  Data processing ......................................       42,449       33,699      103,705       83,774
  Goodwill amortization ................................          - -       23,640          - -       70,921
  Other ................................................      131,422      146,806      479,603      432,158
                                                           -------------------------------------------------
                Total noninterest expense ..............      621,019      618,785    1,942,220    1,778,302
                                                           -------------------------------------------------
                Income before income taxes .............      304,210      432,679    1,247,044    1,295,822
Income tax expense .....................................       98,796      150,871      413,959      510,607
                                                           -------------------------------------------------
                Net income .............................   $  205,414   $  281,808   $  833,085   $  785,215
                                                           =================================================

Earnings per common share
  Basic ................................................   $     0.43   $     0.58   $     1.71   $     1.58
  Diluted ..............................................   $     0.41   $     0.57   $     1.66   $     1.56
Dividends per common share .............................   $      - -   $      - -   $     0.50   $     0.50
Weighted average common shares for:
  Basic earnings per share .............................      483,068      484,780      488,303      497,822
  Diluted earnings per share ...........................      496,135      492,953      500,541      504,835

See Notes to Financial Statements

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

                                                         Three Months Ended       Nine Months Ended
                                                               March 31,               March 31,
                                                         ---------------------------------------------
                                                           2002        2001        2002        2001
                                                         ---------------------------------------------
Net income ...........................................   $205,414    $281,808    $833,085   $  785,215
Other comprehensive income(loss):
  Unrealized holding gains (losses) arising during
    the period, net of income taxes ..................    (16,276)    224,043      25,302      405,580
  Reclassification adjustments for net losses (gains)
    realized in net income, net of income taxes ......        - -      (8,915)    (53,068)      (8,915)
                                                         ---------------------------------------------
        Comprehensive income .........................   $189,138    $496,936    $805,319   $1,181,880
                                                         =============================================

See Notes to Financial Statements

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
Nine Months Ended March 31, 2002 and 2001

                                                                                     2002            2001
                                                                                ------------------------------
Cash Flows from Operating Activities
  Net income ................................................................   $     833,085    $     785,215
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Amortization of premiums and discounts on debt securities ...............         249,460           39,906
    Amortization of goodwill ................................................             - -           70,921
    Provision for loan losses ...............................................         255,000          101,500
    (Gain) on sale of investment securities .................................         (84,639)         (14,614)
    Proceeds from loans sold ................................................       2,705,164        1,018,500
    Loans originated for sale ...............................................      (2,705,164)      (1,018,500)
    Loss on sale of foreclosed real estate ..................................           2,829           21,387
    Depreciation ............................................................          86,089           67,284
    Compensation under stock awards .........................................          22,500            8,428
    ESOP contribution expense ...............................................          73,282           51,560
    Decrease in accrued interest receivable .................................         258,788          180,566
    Decrease in other assets ................................................          42,686            1,846
    Increase(decrease) in accrued expenses and other liabilities ............         (50,437)         111,164
                                                                                ------------------------------
        Net cash provided by operating activities ...........................       1,688,643        1,425,163
                                                                                ------------------------------

Cash Flows from Investing Activities
  Held-to-maturity securities:
    Purchases ...............................................................          (7,800)      (5,105,000)
    Available-for-sale securities:
      Sales .................................................................       2,000,000        3,014,614
      Maturities and calls ..................................................      15,914,616        9,100,000
      Purchases .............................................................     (10,250,000)      (5,015,000)
    Federal funds sold, net .................................................      (7,119,000)        (740,000)
    Purchase of Federal Home Loan Bank stock ................................          (1,200)         (26,600)
      Loans made to customers, net ..........................................         346,528         (861,720)
      Purchase of premises and equipment ....................................        (360,741)        (180,551)
                                                                                ------------------------------
                   Net cash provided by investing activities ................         522,403          185,743
                                                                                ------------------------------
Cash Flows from Financing Activities
  Net increase in deposits ..................................................       7,097,761        2,487,040
  Proceeds from Federal Home Loan Bank advances .............................       4,680,000      276,750,000
  Principal payments on Federal Home Loan Bank advances .....................     (12,048,290)    (280,046,450)
  Federal funds purchased, net ..............................................      (1,500,000)             - -
  Net (decrease) in advances from borrowers for taxes
    and insurance ...........................................................        (107,161)        (141,005)
  Acquisition of common stock ...............................................        (353,412)        (465,894)
  Stock options exercised ...................................................          77,063           49,320
  Dividends paid ............................................................        (243,082)        (252,158)
                                                                                ------------------------------
                   Net cash (used in) financing activities ..................      (2,397,121)      (1,619,147)
                                                                                ------------------------------

                   (Decrease)  in  cash  and  cash  equivalents .............        (186,075)          (8,241)
Cash  and  cash equivalents:
      Beginning .............................................................       3,141,323        2,849,385
                                                                                ------------------------------
      Ending ................................................................   $   2,955,248    $   2,841,144
                                                                                ==============================

Washington Bancorp and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
Nine months Ended March 31, 2002 and 2001

                                                            2002         2001
                                                         -----------------------

Supplemental Disclosures of Cash Flow Information
  Cash payments for:
    Interest paid to depositors ......................   $1,962,392   $2,060,379
    Interest paid on other obligations ...............   $1,175,507   $1,409,195
    Income taxes, net of refunds .....................   $  482,815   $  527,800

Supplemental Schedule of Noncash Investing and
  Financing Activities
  Transfers from loans to foreclosed real estate .....   $  225,966   $  401,636
  Contract sales of foreclosed real estate ...........   $  177,085   $  478,350

See Notes to Financial Statements.

Washington Bancorp and Subsidiaries
Notes to Financial Statements

Principles of consolidation. The accompanying consolidated financial statements include the accounts of Washington Bancorp, Washington Federal Savings Bank("Washington Federal"), WFSB's wholly-owned subsidiary Washington Financial Services, Inc., which is a discount brokerage firm, and Rubio Savings Bank of Brighton, Iowa ("Rubio" ). All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of presentation. Interim Financial Information (unaudited): The financial statements and notes related thereto for the three and nine month periods ended March 31, 2002, are unaudited, but in the opinion of management include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position and results of operations. The operating results for the interim periods are not indicative of the operating results to be expected for a full year or for other interim periods. Not all disclosures required by accounting principles generally accepted in the United States of America necessary for a complete presentation have been included. It is recommended that these consolidated condensed financial statements be read in conjunction with the Annual Report on Form 10-KSB for the year ended June 30, 2001 and all related amendments and exhibits (including all financial statements and notes therein), filed by the Company with the Securities and Exchange Commission.

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

Regulatory capital requirements. Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of March 31, 2002 and 2001, that the Company and the Banks met all capital adequacy requirements to which they are subject.

As of March 31, 2002, the most recent notification from the Federal Deposit Insurance Corporation categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions or events since the notification that management believes have changed the Banks' category. The Company's and the Banks' actual capital amounts and ratios as of March 31, 2002 and 2001 are also presented in the table.

                                                                                     Minimum To Be Well
                                                                                      Capitalized Under
                                                                    Minimum Capital   Prompt Corrective
                                                        Actual         Requirement    Action Provisions
                                                   ----------------------------------------------------
                                                   Amount    Ratio   Amount    Ratio   Amount    Ratio
                                                   -----------------------------------------------------
March 31, 2002
  Total capital to risk
    Weighted assets:
    Consolidated ...........................        11,876   15.40%  $6,168    8.00%      N/A       N/A
    Washington .............................         8,271   13.29%   4,980    8.00%    6,225    10.00%
    Rubio ..................................         3,683   24.85%   1,185    8.00%    1,482    10.00%

  Tier 1 capital to risk
    Weighted assets:
    Consolidated ...........................        10,842   14.06%   3,084    4.00%      N/A       N/A
    Washington .............................         8,304   13.34%   2,490    4.00%    3,735     6.00%
    Rubio ..................................         2,616   17.65%     593    4.00%      889     6.00%

  Tier 1 capital to Average assets:
    Consolidated ...........................        10,842    9.28%   4,672    4.00%      N/A       N/A
    Washington .............................         8,304    8.79%   3,781    4.00%    4,726     5.00%
    Rubio ..................................         2,616   11.33%     693    4.00%    1,l54     5.00%

March 31, 2001
  Total capital to risk
    Weighted assets:
      Consolidated .........................        11,307   14.60%   6,197    8.00%      N/A       N/A
      Washington ...........................         7,782   12.37%   5,035    8.00%    6,293    10.00%
      Rubio ................................         3,624   24.94%   1,163    8.00%    1,453    10.00%

  Tier 1 capital to risk
    Weighted assets:
    Consolidated ...........................        10,244   13.22%   3,099   4.00%       N/A       N/A
    Washington .............................         7,790   12.38%   2,517   4.00%     3,776     6.00%
    Rubio ..................................         2,580   17.75%     581   4.00%       872     6.00%

  Tier 1 capital to Average assets:
    Consolidated ...........................        10,244    8.83%   4,639   4.00%       N/A       N/A
    Washington .............................         7,790    8.42%   3,700   4.00%     4,626     5.00%
    Rubio ..................................         2,580   11.59%     668   4.00%     1,113     5.00%

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

In November 2001, Washington Bancorp announced a voluntary odd lot program to holders of less than 100 shares to sell their common shares back to the Company for cash. The shares submitted through the program were purchased at $19.00 per share and the transaction was not subject to commission charges. Odd lot holders who decided to participate sold all their shares and the decision was irrevocable. The program was offered to provide shareholders of less than 100 shares an opportunity to realize the value of their investment and reduce the Company's expense of administering the shares on an ongoing basis. Upon completion of the transaction, 41 stockholders had tendered 1,421 shares. As a result, Washington Bancorp may be eligible to deregister its common stock. The elimination of costs associated with SEC-reporting and other related requirements would further reduce the expense of administering the common stock.

In January 2002, Mr. Dale Torpey accepted the position of President of Washington Federal. Mr. Torpey currently serves as Chairman of the Federal Home Loan Bank Board in Des Moines, Iowa. He serves as Chairman of the Lending Committee for the Independent Community Bankers of America (the "ICBA") and is a member of the Washington, Iowa Rotary Club. Mr. Torpey brings to Washington Federal over 30 years of banking experience and will be working closely with the Company's loan portfolio. Mr. Stan Carlson, the former President of Washington Federal, will remain CEO of Washington Federal, President of Rubio, and President and CEO of Washington Bancorp.

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

Rubio attracts deposits from the general public in its local market area and the businesses in the Brighton area. The deposits are primarily invested in federal agency bonds, agricultural operating loans, commercial loans, one- to four-family residential real estate loans, and farm real estate loans. Rubio also invests in United States treasury securities, commercial real estate loans, automobile loans and consumer loans.

The executive office of the Company is located at 102 East Main Street, Washington, Iowa 52353, telephone (319)653-7256.

Financial Condition

Total assets. Total consolidated assets decreased $1.6 million from $119.7 million at June 30, 2001 to $118.1 million at March 31, 2002. The decrease was primarily due to a $7.9 million decrease in investment securities, a $650,000 decrease in loans receivable, a $259,000 decrease in accrued interest receivable, a $186,000 decrease in cash and cash equivalents and a $40,000 decrease in other assets, partially offset by a $7.1 million increase in federal funds sold, a $275,000 increase in premises and equipment, and a $46,000 increase in foreclosed real estate.

Loans receivable, net. Loans receivable, net decreased $650,000 from $84.1 million at June 30, 2001 to $83.4 million at March 31, 2002. This decrease is primarily due to an increase in customer demand for long-term fixed rate 1-4 family mortgage loans, which are not currently offered through the Company's portfolio products. To meet this demand the Company has an arrangement with a third-party loan provider, through which $2.7 million in 1-4 family long-term fixed rate loans were originated in the nine months, ended March 31, 2002. None of these loans are retained in the Company's portfolio.

The Company's non-performing assets were $1.5 million or 1.25% of total assets at March 31, 2002 as compared to $714,000 or 0.60% of total assets at June 30, 2001 primarily due to an increase in commercial loans past due. The Company is working closely with the principals of the businesses to restructure debt, to increase future cash flows, and to reduce levels of inventory. It is the Company's policy to provide for probable losses in the Company's loan portfolio. A provision for loan losses is charged to operations based on management's evaluation of the probable losses that may be incurred in the Company's loan portfolio. Such evaluation, which includes a review of all loans of which full collectibility of interest and principal may not be reasonably assured, considers the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral, current experience level of the Company's lending personnel, and current economic conditions.

The Company's reserve for loan loss requirement is calculated by first evaluating loans for impairment. Loans evaluated for impairment include borrowers with an excess of $300,000 in total outstanding loan balances, loans over ninety days past due, loans classified by internal processes or by examiners, loans on non-accrual status, and other loans that may be adversely affected by current economic conditions. The required allowance for loan loss on the non-homogenous loans is established by considering either the present value of future cash flows or the fair value of collateral less the cost to sell such collateral in comparison to the current loan balance. The remainder of the loan portfolio is segmented into groups with similar risk characteristics. Each segment is assigned a loss measurement based on historical loss ratios adjusted for current industry and economic conditions. The loss measurement is applied to the current loan balance of each group to establish the required level of allowance for loan losses. At March 31, 2002, the allowance for loan losses was $803,000 or 0.96% of loans receivable, net compared to $664,000 or 0.58% of loans receivable, net at March 31, 2001. The allowance for loan loss as a percentage of non-performing assets was 54.37% at March 31, 2002, compared to 98.54% at March 31, 2001. Management feels that the current level of allowance for loan losses is adequate to cover probable losses.

Investment securities. Investment securities decreased $7.9 million from $23.2 million at June 30, 2001 to $15.4 million at March 31, 2002 primarily due to the maturity or call of $15.9 million, the sale of $2.0 million, the decrease in market value of the portfolio of $44,000, and the amortization of premiums and discounts of $249,000, partially offset by the purchase of $10.3 million. The portfolio of available- for- sale securities is comprised primarily of investment securities carrying fixed interest rates. The aggregate fair value of these securities was less on March 31, 2002 than their carrying value.

Deposits. Deposits increased $7.1 million from $72.9 million at June 30, 2001 to $80.0 million at March 31, 2002. Transaction and savings deposits increased as a percentage of total deposits from $25.9 million or 35.5% at June 30, 2001 to $29.7 million or 37.2% at March 31, 2002. Certificates of deposit decreased as a percentage of total deposits from $47.0 million or 64.5% at June 30, 2001 to $50.2 million or 62.8% at March 31, 2002.

Total stockholders' equity. Total stockholders' equity increased $259,000 from $11.6 million at June 30, 2001 to $11.9 million at March 31, 2002. The increase is primarily due to net income of $833,000, proceeds from the exercise of stock options of $77,000, the allocation of ESOP shares of $73,000, and the amortization of deferred compensation of $22,000, partially offset by $353,000 for the repurchase of 18,489 shares of the Company's common stock, dividends paid to shareholders of $243,000, the increase in the maximum cash obligation on allocated ESOP shares of $122,000, and the increase in net unrealized loss in the available for sale securities of $28,000.

Results of Operations - Three Months Ended March 31, 2002 As Compared To The Three Months Ended March 31, 2001

Performance summary. Net income decreased $77,000 to $205,000 for the three months ended March 31, 2002 from $282,000 for the three months ended March 31, 2001. The decrease is primarily due to a decrease in net interest income of $68,000, an increase in provision for loan loss of $60,000, and an increase in non-interest expense of $2,000, partially offset by an increase in non-interest income of $1,000. For the three months ended March 31, 2002 the annualized return on average assets was 0.71% compared to 0.98% for the three months ended March 31, 2001, while the annualized return on average equity was 6.91% for the three months ended March 31, 2002 compared to 10.44% for the three months ended March 31, 2001.

Net interest income. Net interest income decreased $68,000 to $846,000 for the three months ended March 31, 2002 from $914,000 for the three months ended March 31, 2001. The decrease is primarily due to the decrease of $306,000 in interest income to $1.9 million for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001 partially offset by a decrease in interest expense of $239,000 to $1.1 million for the three months ended March 31, 2002 from $1.3 million for the three months ended March 31, 2001. The decrease in interest income was primarily due to the acceleration of the amortization of premiums on federal agency bonds which were called.

For the three months ended March 31, 2002, the average yield on interest-earning assets was 6.95% compared to 7.97% for the three months ended March 31, 2001. The average cost of interest-bearing liabilities was 4.30% for the three months ended March 31, 2002 compared to 5.22% for the three months ended March 31, 2001. The average balance of interest earning assets decreased $1.4 million to $109.2 million for the three months ended March 31, 2002 from $110.6 million for the three months ended March 31, 2001. During this same period, the average balance of interest-bearing liabilities decreased $1.0 million to $97.9 million for the three months ended March 31, 2002 from $98.9 million for the three months ended March 31, 2001.

Due to the decrease in the average rate of return on the interest earning assets partially offset by the decrease in the average cost of interest-bearing liabilities, the average interest rate spread was 2.65% for the three months ended March 31, 2002 compared to 2.76% for the three months ended March 31, 2001. The average net interest margin was 3.10% for the three months ended March 31, 2002 compared to 3.31% for the three months ended March 31, 2001.

Provision for loan loss. Provision for loan loss increased $60,000 to $98,000 for the three months ended March 31, 2002 from $38,000 for the three months ended March 31, 2001. The primary reason for the increase in the provision was an increase in loans past due and an increase in loans with more risk characteristics such as nonresidential real estate, commercial and agriculture loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and the Company has experienced a minimal amount of charge-offs in the past three years.

Noninterest income. Noninterest income increased $1,000 to $176,000 for the three months ended March 31, 2002 from $175,000 for the three months ended March 31, 2001. The increase is primarily due an increase in service charges and fees of $19,000, and an increase in other fee income of $15,000 partially offset by a decrease in insurance commissions of $16,000, a decrease in security gains of $15,000, and a decrease in investment commissions of $2,000.

Service charges and fees increased primarily due to an increase in loan fees and charges resulting from mortgage loans refinancing into secondary market loan products, an increase in fee income related to a new check printing service, and an increase in overdraft fee income. Other noninterest income increased primarily due to gains on the sale of real estate owned. Insurance commissions decreased primarily due to a decrease in the level of credit life and disability sales on loan products. Security gains decreased primarily due to no bonds being sold during the three months ended March 31, 2002 and the gain realized from the sale of corporate bonds during the three months ended March 31, 2001. Investment commissions decreased primarily due to the decrease in sales.

Noninterest expense. Noninterest expense increased $2,000 to $621,000 for the three months ended March 31, 2002 from $619,000 for the three months ended March 31, 2001. The increase is primarily due to a $29,000 increase in compensation and benefits, a $9,000 increase in data procesing, a $2,000 increase in deposit insurance premium, and a $2,000 increase in occupancy and equipment, partially offset by a $23,000 decrease in the amortization of goodwill, and an $15,000 other noninterest expense.

Compensation and benefits increased primarily due to the increase in salaries and benefits due to regular salary adjustments. Data processing increased primarily due to an increase in the usage of services offered by Washington Federal's main data processing provider. Other noninterest expense decreased primarily due the costs associated with the disposition of real estate owned and

In accordance with the Financial Accounting Standards Board Statement No. 142, the Company re-evaluated the goodwill that resulted from the purchase of Rubio Savings Bank of Brighton in 1998. As a result of the re-evaluation, management had determined that the goodwill is not impaired. The goodwill will be tested for impairment on an annual basis at December 31.

Income tax expense. Income tax expense decreased $52,000 to $99,000 for the three months ended March 31, 2002 from $151,000 for the three months ended March 31, 2001. The decrease is primarily due the decrease in taxable income, the decrease in non-deductible expenses and the increase in non-taxable income.

Results of Operations - Nine Months Ended March 31, 2002 As Compared To The Nine Months Ended March 31, 2001

Performance summary. Net income increased $48,000 to $833,000 for the nine months ended March 31, 2002 from $785,000 for the nine months ended March 31, 2001. The increase is primarily due to an increase in net interest income of $126,000, an increase in noninterest income of $142,000, and a decrease in income tax expense of $97,000 partially offset by an increase in noninterest expense of $164,000, and an increase in provision for loan loss of $154,000. For the nine months ended March 31, 2002 the annualized return on average assets was 0.95% compared to 0.90% for the nine months ended March 31, 2001, while the annualized return on average equity was 9.48% for the nine months ended March 31, 2002 compared to 9.63% for the nine months ended March 31, 2001.

Net interest income. Net interest income increased $126,000 to $2.8 million for the nine months ended March 31, 2002 from $2.7 million for the nine months ended March 31, 2001. The increase is primarily due to the decrease of $540,000 in interest expense to $3.5 million for the nine months ended March 31, 2002 from $4.0 million for the nine months ended March 31, 2001, partially offset by a decrease in interest income of $413,000 to $6.3 million for the nine months ended March 31, 2002 from $6.7 million for the nine months ended March 31, 2001.

For the nine months ended March 31, 2002, the average yield on interest-earning assets was 7.57% compared to 8.09% for the nine months ended March 31, 2001. The average cost of interest-bearing liabilities was 4.67% for the nine months ended March 31, 2002 compared to 5.36% for the nine months ended March 31, 2001. The average balance of interest-earning assets increased $400,000 to $111.2 million for the nine months ended March 31, 2002 from $110.8 million for the nine months ended March 31, 2001. During this same period, the average balance of interest-bearing liabilities decreased $700,000 to $99.3 million for the nine months ended March 31, 2002 from $100.0 million for the nine months ended March 31, 2001.

Due to the decrease in the average cost of interest-bearing liabilities, partially offset by the decrease in the average rate of return on the interest-earning assets, the average interest rate spread was 2.89% for the nine months ended March 31, 2002 compared to 2.73% for the nine months ended March 31, 2001. The average net interest margin was 3.39% for the nine months ended March 31, 2002 compared to 3.25% for the nine months ended March 31, 2001.

Provision for loan loss. Provision for loan loss increased $154,000 to $255,000 for the nine months ended March 31, 2002 from $101,000 for the nine months ended March 31, 2001. The primary reason for the increase in the provision was due to an increase in loans past due and an increase in loans with more risk characteristics such as nonresidential real estate, commercial and agriculture loans. Despite this increase, the Company's loan portfolio remains primarily residential mortgage loans and the Company has experienced a minimal amount of charge-offs in the past three years.

Noninterest income. Noninterest income increased $142,000 to $615,000 for the nine months ended March 31, 2002 from $473,000 for the nine months ended March 31, 2001. The increase is primarily due an increase in security gains of $70,000, an increase in service charges and fees of $71,000, an increase in other noninterest income of $8,000, and an increase in investment commissions of $3,000, partially offset by a decrease in insurance commissions of $10,000.

Security gains increased primarily due to the gain realized from the sale of investment securities during the period of declining interest rates. Service charges and fees increased primarily due to an increase in loan fees and charges resulting from mortgage loans refinancing into secondary market loan products, an increase in overdraft fee income, and income from a new check and coupon book printing service. Other noninterest income increased primarily due to the farm subsidy payments received by the Company on agricultural real estate which was held for a short period and has since been sold. Investment commissions increased primarily due to the increase in sales. Insurance commissions decreased primarily due to a decrease in the level of credit life and disability sales on loan products.

Noninterest expense. Noninterest expense increased $164,000 to $1.9 million for the nine months ended March 31, 2002 from $1.8 million for the nine months ended March 31, 2001. The increase is primarily due to a $189,000 increase in compensation and benefits, a $47,000 increase in other noninterest expense, and a $20,000 increase in data processing, partially offset by a $71,000 decrease in the amortization of goodwill, and a $21,000 decrease in occupancy and equipment.

Compensation and benefits increased primarily due to the increase in salaries and benefits due to regular salary adjustments, an increase in full-time equivalent employees, and an increase in the cost of retirement benefits. Other noninterest expense increased primarily due to costs associated with the Company's advertising campaign, an increase in processing fees with correspondent bank due to a lower earnings credit because of the current interest rate environment, and the cost of supplies for the new check printing services. Data processing increased primarily due to an increase in the usage of services offered by Washington Federal's main data processing provider.

In accordance with the Financial Accounting Standards Board Statement No. 142, the Company re-evaluated the goodwill that resulted from the purchase of Rubio Savings Bank of Brighton in 1998. As a result of the re-evaluation, management had determined that the goodwill is not impaired. The goodwill will be tested for impairment on an annual basis at December 31. Occupancy and equipment decreased primarily due to a decrease in equipment maintenance expense.

Income tax expense. Income tax expense decreased $97,000 to $414,000 for the nine months ended March 31, 2002 from $511,000 for the nine months ended March 31, 2001. The decrease is primarily due to the decrease in non-deductible expenses and the increase in non-taxable income.

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

The Banks anticipate that they will have sufficient funds available to meet current loan commitments. At March 31, 2002, Washington Federal had outstanding commitments to extend credit which amounted to $6.0 million and Rubio Savings Bank had outstanding commitments to extend credit which amounted to $692,000.

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

                               Washington Bancorp
                               ------------------
                                  (Registrant)

Date      May 13, 2002                         /s/ Stan Carlson
          ------------                         ---------------------------------
                                               Stan Carlson, President and Chief
                                               Executive Officer

Date      May 13, 2002                         /s/ Leisha A. Linge
          ------------                         ---------------------------------
                                               Leisha A. Linge, Executive Vice
                                               President